Form 10KSB
period 2000-03-31
SUREBET CASINOS INC
filed 2000-08-28
CIK 1110654

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)
[x]      ANNUAL  REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the Fiscal Year Ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              sureBET Casinos, Inc.
                 (Name of Small Business Issuer in its charter)

               Utah                                  75-1878071
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)



                 1610 Barrancas Avenue, Pensacola, Florida 32501
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (850) 438-9647

        Securities to be registered under Section 12(b) of the Act: None

           Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /  / No /x/

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for the fiscal year ended March 31, 2000: $447,968

Aggregate market value of the registrant's common stock held by non-affiliates as of August 21, 2000: approximately $4,238,718.

Number of shares of the registrant's common stock outstanding: 7,849,478 as of August 21, 2000

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------

         sureBET Casinos, Inc. ("the Company") is a corporation organized under the laws of the State of Utah on June 13, 1985. Although the Company has been in existence since June 1985, it recently changed its business strategy to enter into the casino business and therefore, should be considered a development stage company. The Company intends to develop, acquire, joint venture, manage, and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that are underperforming financially.

         The Company is an Over the Counter Bulletin Board stock trading under the symbol "DICE". The Company's subsidiary is Casino Padre Investment Company, LLC.

CORPORATE HISTORY

         The company was formed in Utah on June 13, 1985 under the name Navis, Bona, Inc. On March 29, 1988, the company merged with I Love Yogurt Corporation, a Texas corporation. Navis Bona, Inc., the surviving corporation, changed its name upon completion of the merger to I Love Yogurt Corporation.

         On June 24, 1992, I Love Yogurt Corporation merged with Chelsea Street Holding Company, Inc., a Delaware corporation. I Love Yogurt Corporation was the surviving corporation after the merger. Pursuant to the Merger Agreement, I Love Yogurt Corporation changed its name to Chelsea Street Financial Holding Corporation. On November 23, 1993, Chelsea Street Financial Holding Corporation amended its Articles of Incorporation changing the name of the corporation to Wexford Technology Incorporated.

         On March 5, 1999, the Company entered into an Asset Purchase Agreement with its controlling shareholder, Imperial Petroleum, Inc. ("Imperial"). Pursuant to the Agreement, Imperial acquired all of the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the assets and transfer of the liabilities.

         On May 12, 1999, the Company entered into an Agreement to Exchange Common Stock with U.S. Gaming & Leisure Corp. ("USGL"). Pursuant to the agreement with USGL. The Company is to issue 6,000,000 new common shares to shareholders of USGL for 100% of the outstanding shares of USGL. This transaction is contingent on a private placement of the Company's common stock which as of this date has not been completed. At such time as the private placement is completed and the exchange of stock is completed, USGL will become a wholly-owned subsidiary of the Company.

         On June 7, 1999, there was a change in the Board of Directors of the Company. The new board changed the Company's business strategy and decided to enter into the casino business. On June 24, 1999, the Articles of Incorporation of the Company were amended to change the name of the Company to sureBET Casinos, Inc.

         Under the direction of its new management, the Company intends to develop, acquire, joint venture, manage, and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that are underperforming financially.

         On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC, a Nevada limited liability company. Under the terms of the contract, the

Company has an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC.

         On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of March 29, 2000, the Company owns 74% of the LLC. See Item 12. Certain Relationships and Related Transactions.

         On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly Belle's Casino, an existing casino facility located in Black Hawk, Colorado. Pursuant to the terms of the lease, the Company has an option to purchase the premises. The lease is contingent on the Company receiving approval for the transaction and issuance of regulatory licenses from the Colorado Gaming Commission.

M/V ENTERTAINER (TEXAS) OPERATIONS

         The Company operates the M/V Entertainer as a casino boat conducting day and evening cruises of approximately six hours each from South Padre Island, Texas. In addition to casino operations, the cruises feature a variety of ship board activities including sightseeing, live music, and other entertainment. The Company markets its cruises and conducts its casino operations in international waters in such a manner as to comply with applicable Federal and State laws and regulations.

         CASINO VESSEL. The M/V Entertainer was built in January 1965 and underwent a major conversion and refit in 1994 into a day cruise vessel at Bender Shipbuilding and Repair Yard in Mobile, Alabama, and is a U.S. registered, American flagged vessel. The vessel is 202 feet haul length, 36.6 foot beam, and over 473 gross tons. The vessel has a capacity of 400 passengers which may be increased to 600 by the addition of certain lifesaving equipment. The vessel has over 350 gaming positions including craps, roulette, blackjack, Caribbean stud, slot machines, video poker, and keno. The vessel also has a 150-seat restaurant, kitchen, gift shop, entertainment areas and bars. The M/V Entertainer is chartered from CSL Development Corporation, an affiliated company. See Item 12. Certain Relationships and Related Transactions.

         The Company charters the vessel, "MV Entertainer", and the equipment associated therewith, pursuant to a Charter Agreement (the "Charter Agreement") with CSL Development Corporation ("CSLD"). The initial charter period is for five (5) years commencing on October 1, 1999. Under the Charter Agreement, the Company makes monthly charter payments in the amount of $125,000 per month. During the charter period, the Company shall have an option to purchase the vessel at a price of $6,000,000. The Company is required, at its expense, to obtain and maintain at all times during the charter period adequate insurance on the vessel. The Company assumes (1) all risk of liability for the vessel and for its use and operations, and is required to indemnify the Owner from and against any claim, penalty, damage or liability resulting therefrom; and (2) all obligations with respect to the maintenance, repair and inspection of the vessel. CSLD has agreed to waive the Charter payments for the months of October, and November and December 1999 ($375,000) as well as the security deposit required under the Charter Agreement ($200,000) and in return, CSLD will receive 50% of net operating income once the investors have received 100% of their capital. CSLD will have a 50% interest in working capital and undistributed income. CSLD is owned by The Liberis Charitable Settlement Trust ("the Liberis Trust"). The Liberis Trust was established in 1994 by Charles S. Liberis

("Liberis") as Grantor. The Company believes that the terms of the Charter Agreement are competitive with terms that could have been obtained from unrelated third parties for a comparable vessel.

         SOUTH PADRE ISLAND SUBLEASE AND DOCKAGE. The Company leases a berth, office space and parking on South Padre Island, Texas, from an unaffiliated third party. The Sublease and Dockage Agreement was entered into on June 23, 1999, for an initial term of five years and assigned to Casino Padre Investment Company LLC on October 11, 1999. The Company has an option to renew the lease for two additional terms of five years each. Under the Sublease and Dockage Agreement, the Company is responsible for all taxes, improvements, repairs and maintenance, and payment of utilities related to the dock space. The Company is also required to indemnify the sublessor from all claims, liabilities, loss and damages against the sublessor occurring on the premises, vessel or in any way related to the Company's business. The Company operates a portside ticketing and administrative holding area referred to as the portside facility. The portside facility consists of approximately 800 square feet and includes a ticketing area, gift shop, coat check, public restrooms and waiting area for casino cruises, as well as several small offices and a player development booth.

         COMPETITION. At the present time, the Company's vessel has no competition in the immediate market area. A competing vessel, the Casino Del Mar, operated in the market from Port Isabel, Texas, from October 1999 until February 2000. Competition was fierce and the Company's vessel operated at a loss.

         There are approximately 28 casino boats operating on the Gulf and Atlantic Coasts; one or more of them could reposition to the South Padre area. All of the competing firms offer casino cruises, with published fares ranging from $0 to $39.95. These fares vary due to competitive pressures.

         Many of the competing firms offer free cruises or minimally priced cruises. Should a competing vessel move to the South Padre area, it could force the Company to adjust its fares and to offer free cruises to remain competitive. Any increase in competition would have an adverse impact on operations and the Company's financial position.

         In addition to competition in the casino cruise industry, the Company competes with a variety of other activities in its market area. These include, but are not limited to, parimutuel betting, short-term cruises, resort attractions, various sports activities and other recreational activities.

         WEATHER AND SEASONAL FLUCTUATIONS. The business of the Company suffers as a direct result of inclement weather. Inclement weather has a direct effect on the number of cruises conducted and on passenger counts. In addition, passenger counts are reduced immediately before and immediately after inclement weather conditions. The business of the Company is also subject to seasonal fluctuations. Since commencing operations, weather conditions have severely affected the Company's operations and revenues causing a cancellation in cruises from November 1, 1999 to August 20, 2000 at a rate of 27% of scheduled cruises.

         MARKETING AND PROMOTION. The Company does not have sufficient funds with which to advertise, market and promote its cruises through a mass media campaign. The Company focuses its marketing efforts on its repeat customers, the local population and tourists. The Company tries to attract customers from the local population within a 70-mile radius to survive the seasonal fluctuations that are known to occur in the South Padre tourist industry. The Company currently markets its cruises primarily through direct mail, print, and radio. The Company's financial ability to advertise was minimal compared to the heavy advertising, marketing and promotion of the Company's competition, the Casino Del Mar, prior to the closing of Casino Del Mar in February 2000.

         GAMING LAWS & REGULATIONS AFFECTING CASINO BOATS. The Company's operations are directly affected by current and future federal, state and local regulations and ordinances and could be interrupted or terminated on the basis of such laws, regulations and ordinances. Moreover, the Company is potentially subject to significant financial penalties if it violates such laws, regulations or ordinances. Compliance with such laws, regulations and ordinances may necessitate significant capital outlays.

o        FEDERAL LEGISLATION. Federal legislation enacted in 1948, 18 U.S.C. ss.
         ss. 1082 et seq. (the "Gambling Devices Act"), prohibits any citizen, resident of the United States or any other person within the jurisdiction of the United States from establishing, operating or owning an interest in a gambling ship on the high seas or otherwise within the jurisdiction of the United States. In 1992, the federal government enacted an amendment to the Gambling Devices Act. This amendment was designed to make the laws pertaining to gaming activities on United States flag vessels and foreign flag vessels essentially the same. Prior to being amended, the Act forbade gaming on United States flagged vessels but allowed foreign flagged vessels to carry gaming equipment into United States ports. The 1992 amendment gave United States flagged vessels the same right, preempting state laws. The amendment allowed states to elect to "opt out" of the Act by enacting a statute which would prohibit "cruise-to-nowhere" operations. A number of states have enacted legislation opting out. Texas did not. However, there can be no assurance that at some time in the future a bill "opting out" will not be introduced by Texas.

         On January 6, 1999, Congressmen Wolf, Gilchrest and Shays introduced a Bill, H.R. 316, (the "Cruises-to-Nowhere Act of 1999"), to amend the Johnson Act to restore the authority of state laws over gambling cruises-to-nowhere. This Bill did not pass but may be reintroduced in 2000. Should it become law, it would give states the ability to apply their own laws to gambling on cruises to no-where. The passage of this law would allow the State of Texas and other states to ban cruises-to-nowhere. Such a ban would destroy the business of the Company in Texas.

o STATE REGULATION - TEXAS. Texas Penal Code Section 47.06 prohibits the possession of gambling devices, equipment, or paraphernalia within the State of Texas or within the territorial waters of the State of Texas. The violation of this Section is a felony. However, there is a provision to allow the possession of gambling devices, equipment, or paraphernalia onboard an ongoing vessel which departs from the State of Texas and conducts its gambling activities outside the territorial waters of the State of Texas. Specifically, Section 47.09(b) provides that it is an affirmative defense to prosecution under Section 47.09(b). It is the Company's belief that it at all times complies with the provisions of the Texas Penal Code.

         Further, Texas Penal Code Section 48.10 (American Documentation of Vessel Required) provides that "if 18 USC Section 1082 is repealed, the affirmative defenses provided by Section 47.09(b) apply only if the vessel is documented under the laws of the United States." Accordingly, it would appear even if a bill similar to the "Cruise to Nowhere Act of 1999" were introduced and passed, that the State of Texas would continue to exempt casino cruises so long as they were conducted on U.S. flagged American documented vessels. The M/V Entertainer is a U.S. flagged American documented vessel.

         FUTURE PORTS. The Company is exploring the possibility of relocating the M/V Entertainer to a Florida port for the Winter season.

LILLY BELLE'S CASINO (COLORADO) BUSINESS

         The Company, through its wholly owned subsidiary, Lilly Belle's Casino Investment Company LLC (hereinafter "Lilly Belle's"), intends to operate Lilly Belle's Casino located at 301 Gregory Street, Black Hawk, Colorado, pursuant to the Colorado Gaming Act and the Colorado Gaming Regulations.

         Gaming in Colorado is "limited stakes" which restricts any single wager to a maximum of $5.00. While this limits the revenue potential of table games, management believes that slot machine play, which accounts for over 95% of total gaming revenues, is currently impacted only marginally by the $5.00 limitation.

         LILLY BELLE'S CASINO. Lilly Belle's Casino is located at 301 Gregory Street, Black Hawk, Colorado. The casino is contained in a three and one-half-story, 12,000-square foot building which was constructed as a casino in 1993 and operated until November 1994. The structure is fully sprinkled, air conditioned and serviced by a hydraulic elevator to each floor. The building is completely furnished for a casino operation including all furniture and fixtures, surveillance equipment, cage equipment, Black Jack tables, poker tables, coins and tokens. There are no slot machines presently on the premises. The Company leases the casino as well as an adjacent Victorian bed and breakfast and an adjacent area which will provide approximately 100 parking spaces as well as all the furniture, fixtures, and equipment, from an unaffiliated third party. A lease with an option to purchase was entered into on December 20, 1999, for an initial term of five years. The Company has an option to renew the lease for three additional terms of five years each. The Company has the option to purchase the premises during the term of the lease. Under the terms of the lease, the Company is responsible for all taxes, improvements, repairs and maintenance and payment of utilities related to the premises. The Company is also required to indemnify the lessor from all claims, liabilities, loss and damages against the lessor occurring on the premises in any way related to the Company's business.

         THE BLACK HAWK MARKET. Black Hawk is a small mountain town located approximately 30 miles from Denver. Black hawk is an historic mining town originally founded in the late 1800's following a large gold strike. Black Hawk is a tourist town and its heaviest traffic is in the summer months. Traffic generally decreases to its low point in the winter months.

         Black Hawk is one of only three Colorado cities where casino gaming is legal, the others being Cripple Creek and Central City. Black Hawk operated approximately 51% of the gaming devices and generated 67.6% of gaming revenues for these three cities during the year ended December 31, 1999. As of December 31, 1999, there were 19 casinos operating in Black Hawk.

         COMPETITION. There are presently 19 casinos operating in Black Hawk, Colorado. In addition, there are 9 casinos operating in Central City which is adjacent to Black Hawk. The Company will be competing with many established casino companies, most of which have greater financial resources than the Company in the same market that the Company will be operating.

         WEATHER AND SEASONAL FLUCTUATIONS. The business of the Company will suffer as a direct result of inclement weather. Inclement weather has a direct affect on driving conditions between Black Hawk and Denver, Colorado, which is the major metropolitan area from which Black Hawk derives most of its business. The business of Lilly Belle's will be subject to seasonal fluctuations with the slowest months being the months of January, February, and March.

         MARKETING AND PROMOTION. The Company does not have sufficient funds with which to advertise market and promote its casino through a mass media campaign. The Company will focus its marketing efforts on direct mail to customers who are on a customer list obtained by the Company pursuant to its lease agreement. In addition, the Company will market into Denver through a limited amount of print, radio and billboard advertising.


         STATE REGULATION - COLORADO. The ownership and operation of a gaming business in Colorado is subject to extensive laws and regulations including the Colorado Limited Gaming Act of 1991 (the "Colorado Act") and the rules and regulations (the "Colorado Regulations") promulgated thereunder by The Colorado Limited Gaming Commission (the "Colorado Commission") which is empowered to oversee and enforce the Colorado Act.

         Neither the Company nor any of its subsidiaries has a license to operate a casino in Colorado or in any other jurisdiction. The Colorado Act requires that a person (including any corporation or other entity) must be licensed by Colorado to conduct gaming activities in Colorado. A license will be issued only for a specified location that has been approved as a gaming site by the Colorado Commission prior to issuing a license. The Colorado Act also requires that each officer or director of a gaming licensee, or other person who exercises a material degree of control over the licensee, must be found suitable by the Colorado Gaming Commission. Any person who, directly or indirectly, or in association with others, acquires beneficial ownership of more than 5% of the common stock of any gaming enterprise must notify the Colorado Gaming Commission of this acquisition and must be found suitable by the Colorado Gaming Commission. The granting of a license requires submission of detailed personal financial information followed by a thorough investigation. In addition, the Colorado Gaming Commission will not issue a license unless it is satisfied that the licensee is adequately financed or has a reasonable plan to finance its proposed operations from acceptable sources.

         The political and regulatory environment in which the Company is and will be operated with respect to gaming activities, is uncertain, dynamic and subject to rapid change. Existing operators often support legislation and litigation designed to make it more difficult or impossible for competition to develop and operate gaming facilities. This environment makes it impossible to predict the effects, including cost, that the adoption of and changes in gaming law, rules and regulations and/or competition will have on proposed gaming operations.

         Except for historical information contained herein, the matters discussed in this Item 1, in particular, statements that use the words "believes", "expects", "intends", or "anticipates", are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors. The development of the Black Hawk project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments or agencies.

EMPLOYEES

         As of August 20, 2000, the Company employed approximately 59 employees. Of the Company's 59 employees, 3 are executive and management personnel and 3 are engaged primarily in administrative positions. The remaining employees are ship officers, crew, casino, reservations, food service and other staff employed by the Company who work on or about the Company's vessel. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory.

         The Company's continued future success depends in significant part upon the continued service of its key senior management personnel and its continuing ability to attract and retain highly qualified managerial personnel. The time that the officers and directors devote to the business affairs of the Company and the skill with which they discharge their responsibilities will substantially impact the

Company's success. To the extent the services of these individuals would be unavailable to the Company for any reason, the Company would be required to identify, hire, train and retain other highly qualified managerial personnel to manage and operate the Company. The Company's business could be adversely affected to the extent such key individuals could not be replaced.


ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------

         The Company's administrative offices are located in 1,996 square feet of office space in Pensacola, Florida, under a month-to-month lease with Charles
S. Liberis, the Company's Chairman of the Board of Directors, Chief Executive Officer and principal stockholder. The lease provides for monthly rental payments of $1,663 which the Company believes are competitive with rents which could have been obtained from unrelated third parties for comparable office space.

         The Company leased the following locations for its operations during the fiscal year ended March 31, 2000:

-----------------------------------------------------------------------------------------------------------------------
                         LOCATION                                                  LEASE TERM
-----------------------------------------------------------------------------------------------------------------------
One South Padre Blvd                                        180 Days commencing November 1, 1999.
South Padre Island, Texas 78597                             Thereafter, 2 additional terms of 5 years each.
Berth & Sublease Agreement

-----------------------------------------------------------------------------------------------------------------------
301 Gregory Street                                          5 years commencing the earlier of Oct 1, 2000
Black Hawk, Colorado                                        or the issuance of a gaming license by the
Lease of Lilly Belle's Casino                               Colorado Gaming Commission.  Thereafter, 3
                                                            additional terms of 5 years each.
-----------------------------------------------------------------------------------------------------------------------



ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

o        Betty Butron Smith v. Charles Liberis and sureBET Casinos, Inc.

         On or about January 26, 2000, Betty Butron Smith filed a law suit in the United States District Court for the Southern District of Texas, Brownsville Division, against Charles Liberis, the Company, and Casino Padre Investment Company. The suit alleges wrongful termination, fraud and inducement, libel, slander, and defamation. Although management believed that there was no support for Plaintiff's factual allegations, management entered into a settlement agreement for an amount that was less than the legal fees would have been incurred in defending the matter. On March 10, 2000, a Compromise, Settlement, Release, Indemnity and Confidentiality Agreement was entered into between the Plaintiff and the Defendants.

o Newpark Shipbuilding-Pasadena, Inc. v. Vessel Casino Padre f/k/a/ Entertainer, its equipment, apparel, etc., in rem, and CSL Development Corporation, Casino Padre Investment Company LLC, and sureBET Casinos, Inc., its owners and/or operators, in personam, C.A. No. H-00-1014 Admiralty

         On or about March 23, 2000, Newpark Shipbuilding-Pasadena, Inc. filed a lawsuit in the United States District Court Southern District of Texas, Houston, Division, against Vessel Casino Padre f/k/a/ Entertainer, its equipment, apparel, etc., in rem, and CSL Development Corporation, Casino Padre Investment Company LLC, and sureBET Casinos, Inc., seeking the sum of $139,193.36 for repair work on the M/V Entertainer. The Defendants dispute the amount of the claim, have posted a bond in the amount claimed, and have counterclaimed against Newpark Shipbuilding-Pasadena, Inc. for deceptive trade practices, damages for improper workmanship and damages for delays caused by Newpark Shipbuilding-Pasadena, Inc.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

         The Company's Common Stock is not traded on a registered securities exchange, or on NASDAQ. The Company's Common Stock has been quoted on the OTC Bulletin Board since 1987, and currently trades under the symbol "DICE". The following table sets forth the range of high and low bid quotations for each fiscal quarter within the last two fiscal years, as well as the current fiscal year. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ended                                                   High Bid                        Low Bid

March 31, 1998............................................              $3 3/16                        $ 15/16

June 30, 1998.............................................              $4.50                          $2.25

September 30, 1998........................................              $2.25                          $0.60

December 31, 1998.........................................              $0.06                          $0.06

March 31, 1999............................................              $0.06                          $0.06

June 30, 1999.............................................              $0.06                          $0.06

September 30, 1999........................................              $1.38                          $0.75

December 31, 1999.........................................              $2.00                          $0.13

March 31, 2000............................................              $2.00                          $0.63

         As of March 31, 2000 there were 290 record holders of the Company's Common Stock. On August 21, 2000 there were 88 record holders of the Company's Common Stock. The date of the last trade was July 31, 2000 at a price of $.54. Since the Company's inception, no cash dividends have been declared on the Company's Common Stock.

         The Securities and Exchange Commission (SEC) has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). If the Company's shares are traded for less than $5 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless (1) the Company's net tangible assets exceed $5,000,000 during the Company's first three years of continuous operations or $2,000,000 after the Company's first three years of continuous operations; or (2) the Company has had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as the Company's Common Stock is subject to the penny stock rules, the holders of the Common Stock may find it difficult to sell the Common Stock of the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------

         The Company ceased conducting an active trade or business in April 1997. During the fiscal years ended March 31, 1999 and 1998, the Company had no operating business. The Company entered into an Asset Purchase Agreement (the "Agreement") on March 5, 1999 with its controlling shareholder, Imperial petroleum, Inc. ("Imperial"). The Agreement provided that Imperial would acquire all of the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the net liabilities of the Company. As a result of the Agreement, the Company had no assets or liabilities as of March 31, 1999. For the fiscal year ended March 31, 1999, the Company recognized a gain of $1,561,127 on the transfer of the liabilities, resulting in net income of $1,201,414 for the period.

         Accordingly, as a result of the Company's liquidation and abandonment of its assets and liabilities to a "shell" status, the Company has accounted for its former operations as discontinued for all periods presented.

         On June 7, 1999, there was a change in the control of the Board of Directors of the Company. The new Board changed the Company's business strategy and decided to enter into the casino business. On June 24, 1999, the Articles of Incorporation of the Company were amended to change the name of the Company to sureBET Casinos, Inc.

         Under the direction of its new management, the Company intends to develop, acquire, joint venture, manage, and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that are underperforming financially.

RESULTS OF OPERATIONS

         The sole source of revenue for the Company through March 31, 2000 was derived from the operation of Casino Padre. Casino Padre began operations on November 18, 1999 and for the year ending March 31, 2000, the Company incurred a net loss of $1,154,564.

         For the year ending March 31, 2000, the Company's pro rata share of the operating loss of Casino Padre was $1.34 million. During that period, revenues from operations were $447,968 while cost of sales were $46,225 and operating expenses were $1,583,390. A total of $290,000 was allocated to the minority interest in Casino Padre.

         General and administrative expenses for the year ending March 31, 2000, totaled $517,759. A total of $357,891 was expended for the operation of the casino and $578,016 for the operation of the vessel. Sales and marketing expenses were $102,076 for the period with an additional $290,565 being expended to start up expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had a working capital deficiency of $614,220. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow of Casino Padre.

         The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. From May 31, 1999 to August 20, 2000, Mr. Liberis advanced $118,000 to the Company. The loans are not evidenced by promissory notes and there is no fixed date for repayment. At March 31, 2000, $121,473 was owed to Mr. Liberis.

         In addition, at March 31, 2000, $267,589 was owed to CSL Development Corporation for past due charter payments and accrued interest thereon. At August 20, 2000, the amount owed to CSL is $767,589, which includes $17,589 of accrued interest. Mr. Liberis is also the President of CSL Development Corporation.

         The report of the Company's independent auditors on the financial statements for the year ended March 31, 2000, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to the loss incurred for the year ended March 31, 2000 and the working capital deficit and stockholders' deficit existing as of March 31, 2000. The Company must raise capital and general additional operating funds.

         The Company believes that it will be able to raise additional capital through debt and equity financing which, along with anticipated cash from operations, will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will not need to raise additional capital sooner, particularly to take advantage of any expansion opportunities, not currently anticipated that may become available. In such event, there can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to allow the Company to finance any such opportunities.

FORWARD LOOKING STATEMENTS

         Except for historical information contained herein, the matters discussed in this Item 6, in particular, statements that use the words "believes", "intends", "anticipates", or "expects" are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors.

         The development of the Black Hawk, Colorado project, in particular, is subject to additional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments and agencies. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.


ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The consolidated financial statements and notes are included herein beginning at page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
--------------------------------------------------------------------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

         The officers and directors of the Company are as follows:

Name                           Age               Position

Charles S. Liberis             58                Chairman of the Board of Directors, President, Chief
                                                 Operating Officer

Wayne E. Marks                 53                Vice President Finance, Controller and Director

Michael Georgilas              46                Director


         The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when the director's successor is elected and qualified. No date for the next annual meeting of stockholders is specified in the Company's Bylaws, nor has a meeting been fixed by the Board of Directors. The term of office of each officer of the Company ends at the next annual meeting of the Company's Board of Directors, which is expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualified.

         CHARLES S. LIBERIS. Mr. Liberis was elected Chairman, President and Chief Operating Officer of the Company on July 8, 1999. Since 1992, Mr. Liberis served as President of CSL Development Corporation, a private company. CSL Development Corporation has been engaged in general development of real estate property including condominiums, resorts, golf courses, and casinos. Mr. Liberis was a founder of Europa Cruises Corporation (NASDAQ - KRUZ), Pensacola, Florida, and served as its Chief Executive Officer from 1989 to 1992. Prior to joining Europa, Mr. Liberis was a practicing attorney for over twenty years and was a Senior Partner in the law firm of Liberis, Sauls, and Fleming, P.A., with offices in Pensacola and Tallahassee, Florida, and Atlanta, Georgia. His practice consisted primarily of real estate and corporate reorganization law and he has had an extensive background in the reorganization of numerous hospitality operations. Mr. Liberis was a founder and served on the Board of Directors and as General Counsel of Southern National Bankshares, Atlanta, Georgia, from 1983to 1985. Mr. Liberis majored in business and finance and received his Juris Doctorate from Stetson University College of Law in 1977. He is a member of the American and Florida Bar Associations and the International Association of Gaming Attorneys. Mr. Liberis has previously been found suitable for licensing by the Mississippi Gaming Commission.

         WAYNE E. MARKS. Mr. Marks was elected to the Board and as Vice President Finance and Controller of the Company on July 8, 1999. Since June 1997, Mr. Marks has served as Vice President of CSL Development, Pensacola, Florida, and General Manager of Fiesta Casino, Lima, Peru. CSL Development Corporation has been engaged in general development of real estate property including condominiums, resorts, golf courses, and casinos. From September 1991 to June 1997, Mr. Marks served as partner in DB & Associates, Jackson, Mississippi, a consulting firm specializing in project development. From 1973 to 1991, Mr. Marks worked in the Farm Credit System. Mr. Marks served on the Executive Committee of the Farm Credit Banks of Jackson and the Farm Credit Banks of New Orleans from 1979 to 1988. Federal Intermediate Credit Bank of New Orleans from 1979 to 1985, and The Jackson Bank for Cooperatives from 1985 to 1988. He is a graduate of the University of New Orleans, New Orleans, Louisiana.

         MICHAEL GEORGILAS. Mr. Georgilas was elected to the Board of Directors of the Company in June 1999. Since September 1996, Mr. Georgilas has served as Chairman and Chief Executive Officer of

Mondial Group Inc, Athens, Greece, an international casino development and management company. From July 1993 to August 1996, he was Vice President of Gaming and Director of Gaming Development for ITT/Sheraton Corporation, Boston, Massachusetts. From June 1992 to December 1992, he served as Chief Operating Officer of Europa Cruises Corporation, Pensacola, Florida. From 1991 to 1992, he served as Associate Director of the Casino and Gaming Management Division at the University of Nevada in Las Vegas. From 1986 through 1991, he held various positions with Hilton Corporation having last served as President and General Manager of the Flamingo Hilton Reno. Mr. Georgilas holds a Bachelor of Science Degree in Hotel Administration and a Master of Science Degree in Hotel Administration from the University of Nevada, Las Vegas.

         Mr. Liberis may be deemed to be the "promoter" of the Company within the meaning of the Rules and Regulations under federal securities laws.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended March 31, 2000, Messrs. Liberis, Marks, and Georgilas failed to file their reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) on a timely basis. There were no other known failures to file a report required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------

         The following table sets forth information for all persons who have served as the chief executive officer of the Company during the last completed fiscal year. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

                                            Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                         Long Term Compensation

                             ----------------------------------------------------------------------------------------------

                                                                                        Awards                 Payouts

                                                                          -------------------------------------------------

                                                                 Other        Restricted      Securities                   All other
  Name and                                                      annual           stock        Underlying                     compen-
  principal                                                    compensat       award(s)        Options/          LTIP        sation
  position          Year        Salary ($)     Bonus ($)        ion ($)           ($)          SARs (#)        payouts         ($)
------------------------------------------------------------------------------------------------------------------------------------

Jeffrey T.          1999          $0.00          $0.00           $0.00           $0.00             0              0           $0.00
Wilson,             2000          $0.00          $0.00           $0.00           $0.00             0              0           $0.00
President
(1)<F1>

Charles S.          2000          $0.00          $0.00           $0.00        $1,000,000           0              0           $0.00
Liberis,                                                                          (3)<F3>
President
(2)<F2>

---------------

(1)<F1>  Jeffrey T. Wilson was the President of the Company from April 8, 1996 to July 8, 1999.
(2)<F2>  Charles S. Liberis was the President of the Company from July 8, 1999 to present.
(3)<F3>  Mr. Liberis received no cash compensation or other benefits for the fiscal year ended March 31, 2000.  Mr. Liberis received 1,000,000 of restricted common stock for services rendered as a consultant, director, and executive officer of the Company through July 12, 1999.

         The Company does not have any employment contracts with any of its officers or directors. Such persons are employed by the Company on an at will basis, and the terms and conditions of employment are subject to change by the Company.

STOCK OPTION PLANS

         The Company has no stock option plans.

OPTION GRANTS IN LAST FISCAL YEAR

         There were no options granted as executive compensation during the past year.

DIRECTOR COMPENSATION

         No  employees  will  receive  additional   compensation  as  directors.
Non-Employee directors will be compensated at the rate of $500 per meeting for attendance at meetings with the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 31, 2000:

Name and Address of Owner                                 Number of Shares Owned              Percent of Class (1)<F1>

Charles S. Liberis                                              6,000,000                             76.4%
1610 Barrancas Avenue
Pensacola, FL  32501

Wayne E. Marks                                                    200,000                              2.5%
1464 Heartstone
Baton Rouge, LA 70808

Michael Georgilas                                                  75,000                              1.0%
Ellis 26
N. Erythrea 14671
Athens, Greece

Officers and directors as a group                               6,275,000                             79.9%
  (3 persons)

---------------

(1)<F1>  This table is based on 7,849,478 shares of Common Stock outstanding on March 31, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

         On March 5, 1999, the Company entered into an Asset Purchase Agreement with its controlling shareholder, Imperial Petroleum, Inc. ("Imperial"). Pursuant to the Agreement, Imperial acquired all of the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the assets and transfer of the liabilities.

         On May 12, 1999, the Company entered into an Agreement to Exchange Common Stock with U.S. Gaming & Leisure Corp. ("USGL"). USGL is controlled by Charles S. Liberis, the President of the

Company. Pursuant to the agreement with USGL, the Company is to issue 6,000,000 new common shares to shareholders of USGL for 100% of the outstanding shares of USGL. This transaction is contingent on a private placement of the Company's common stock which as of this date has not been completed. At such time as the private placement is completed and the exchange of stock is completed, USGL will become a wholly-owned subsidiary of the Company.

         In contemplation of the Agreement with USGL, there was a change in the Board of Directors of the Company on July 8, 1999. The new board changed the Company's business strategy and decided to enter into the casino business.

         On October 1, 1999, Casino Padre Investment Company LLC entered into a Charter Agreement to charter the vessel, "MV Entertainer", and the equipment associated therewith, pursuant to a Charter Agreement (the "Charter Agreement") with CSL Development Corporation (CSLD). The initial charter period is for five
(5) years commencing on October 1, 1999. Under the Charter Agreement, the Company makes monthly charter payments in the amount of $125,000 per month. During the charter period, the Company shall have an option to purchase the vessel at a price of $6,000,000. The Company is required, at its expense, to obtain and maintain at all times during the charter period adequate insurance on the vessel. The Company assumes (1) all risk of liability for the vessel and for its use and operations, and is required to indemnify the Owner from and against any claim, penalty, damage or liability resulting therefrom; and (2) all obligations with respect to the maintenance, repair and inspection of the vessel. CSLD has agreed to waive the Charter payments for the months of October, and November and December 1999 ($375,000) as well as the security deposit required under the Charter Agreement ($200,000) and in return, CSLD will receive 50% of net operating income once the investors have received 100% of their capital. Entertainer LLC will have a 50% interest in working capital and undistributed income. CSLD is owned by The Liberis Charitable Settlement Trust ("the Liberis Trust"). The Liberis Trust was established in 1994 by Charles S. Liberis ("Liberis") as Grantor. The Company believes that the terms of the Charter Agreement are competitive with terms that could have been obtained from unrelated third parties for a comparable vessel.

         On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC, ("Casino Padre") a Nevada limited liability company. Under the terms of the contract, the Company has an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC. At the time that the Management Contract was entered into, Charles Liberis, the President of the Company, owned 83%of the membership units of Casino Padre Investment Company LLC.

         On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The membership units were acquired from Charles S. Liberis, the President of the Company. The price of the units was $500,000, which is the same price paid for the units by Mr. Liberis. Casino Padre was formed on September 14, 1999. At the time of the acquisition Casino Padre was still in the development stage. Casino Padre commenced operations on November 18, 1999.

         From May 31, 1999 to August 20, 2000, Charles Liberis, the President of the Company, advanced to the Company a total of $118,000. The loans are not evidenced by promissory notes. There is no fixed date for repayment.

         As of August 20, 2000, Casino Padre Investment, LLC is obligated to CSL Development for the payment of a total of $767,589 including $17,589 of annual interest for charter payments on the M/V

Casino Padre. Charles S. Liberis, the President of the Company is also President of CSL Development Corporation.

         The Company's administrative offices are located in 1,996 square feet of office space in Pensacola, Florida, under a month-to-month lease with Charles
S. Liberis, the Company's Chairman of the Board of Directors, Chief Executive Officer and principal stockholder. The lease provides for monthly rental payments of $1,663 which the Company believes are competitive with rents which could have been obtained from unrelated third parties for comparable office space.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

         The following exhibits are included with this registration statement:

     Exhibit
      Number        Document

       2.1          Agreement to Exchange Common Stock with U.S. Gaming & Leisure Corp. (1)<F1>

       3.1          Articles of Incorporation, as amended (1)<F1>

       3.2          Bylaws, as amended (1)<F1>

      10.1          Asset Purchase Agreement with Imperial Petroleum, Inc. (1)<F1>

      10.2          Management Contract with Casino Padre Investment Company, LLC (1)<F1>

      10.3          Lilly Belle lease (1)<F1>

      10.4          South Padre Island Sublease and Dockage Agreement (1)<F1>

      10.5          Charter Agreement with CSL Development Corporation (1)<F1>

       21           Subsidiaries of the Registrant (1)<F1>

       27           Financial Data Schedule

      (1)<F1>       Previously   filed  as  an  exhibit  to  the   Company's
                    Registration Statement on Form 10-SB dated April 10, 2000 and incorporated by reference herein.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            sureBET Casinos, Inc.



Date: August 24, 2000                       By:/S/ CHARLES S. LIBERIS
                                               ---------------------------------



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                         DATE

/s/ Charles Liberis                         August 24, 2000
Chairman of the Board of Directors,
President and Chief Operating Officer
(Principal Executive Officer)

/s/ Wayne Marks                             August 24, 2000
Vice President Finance, Controller and
Director (Principal Financial and
Accounting Officer)

/s/ Michael Georgilas                       August 24, 2000
Director

                      SUREBET CASINOS, INC. AND SUBSIDIARY

                   Index To Consolidated Financial Statements

                                                                                                          PAGE


Independent Auditors' Report...............................................................................F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999..................................................F-3

Consolidated Statements of Operations for the Years Ended March 31, 2000 and 1999..........................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the Years Ended March 31, 2000 and 1999.......................................................F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2000 and 1999..........................F-6

Notes to Consolidated Financial Statements.................................................................F-7


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
SureBET Casinos, Inc.

We have audited the accompanying consolidated balance sheets of SureBET Casinos, Inc. and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureBET Casinos, Inc. and subsidiary as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              Jackson & Rhodes P.C.

/s/JACKSON & RHODES P.C.

Dallas, Texas
August 14, 2000

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2000 and 1999

                                     ASSETS

                                                                2000            1999
                                                           ------------     ------------
Current assets:
  Cash                                                     $    36,677      $       -
  Receivables                                                    6,116              -
  Inventory                                                      8,715              -
                                                           ------------     ------------
    Total current assets                                        51,508              -
                                                           ------------     ------------
Furniture, leasehold improvements and equipment:
  Furniture and equipment                                       37,252              -
  Leasehold improvements                                        88,460              -
                                                           ------------     ------------
                                                               125,712              -
  Accumulated depreciation                                     (12,548)             -
                                                           ------------     ------------
    Net furniture and equipment                                113,164              -
                                                           ------------     ------------
Other assets:
  Deposit on claim (Note 5)                                    140,000              -
  Deposit on Colorado casino lease (Note 5)                    200,000              -
  Other                                                            992              -
                                                           ------------     ------------
    Total other assets                                         340,992              -
                                                           ------------     ------------
                                                           $   505,664      $       -
                                                           ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                 $   276,666      $       -
  Due to shareholder (Note 6)                                  121,473              -
  Due to CSL Development Corporation (Notes 5 and 6)           267,589              -
                                                           ------------     ------------
    Total current liabilities                                  665,728              -
                                                           ------------     ------------
Commitments and contingencies (Note 5)                             -                -

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 500,000 shares
    authorized, none issued and outstanding                        -                -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 7,849,478 and 1,040,050 shares issued
    and outstanding                                              7,849            1,040
  Additional paid-in capital                                 5,555,654        4,567,963
  Accumulated deficit                                       (5,723,567)      (4,569,003)
                                                           ------------     ------------
    Total stockholders' equity (deficit)                      (160,064)             -
                                                           ------------     ------------
                                                           $   505,664      $       -
                                                           ============     ============

                 See notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2000 and 1999


                                                                2000            1999
                                                           ------------     ------------
Revenue:
  Casino revenue                                           $   314,208      $       -
  Ticket sales                                                  76,376              -
  Food and beverage sales                                       57,384              -
                                                           ------------     ------------
    Total revenue                                              447,968              -
                                                           ------------     ------------
Operating expenses:
  Cost of food and beverage sales                               46,225              -
  Casino operating costs                                       357,891              -
  Casino vessel costs                                          578,016              -
  Start-up costs                                               290,565              -
  Sales and marketing                                          102,076              -
  General and administrative                                   517,759              -
  Minority interest in losses                                 (290,000)             -
                                                           ------------     ------------
    Total operating expenses                                 1,602,532              -
                                                           ------------     ------------
    Net income (loss) from continuing operations            (1,154,564)             -


Discontinued operations:
  Gain on transfer of net liabilities to
    Imperial (Note 1)                                              -          1,561,127
  Operating losses of discontinued business                        -           (359,713)
                                                           ------------     ------------
                                                           $(1,154,564)     $ 1,201,414
                                                           ============     ============
Basic net income (loss) per common share:

  From continuing operations                               $     (0.28)     $       -
  From discontinued operations                                     -               1.23
                                                           ------------     ------------
    Net income (loss)                                      $     (0.28)     $      1.23
                                                           ============     ============

    Weighted average common shares outstanding               4,162,123          979,489
                                                           ============     ============








          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended March 31, 2000 and 1999

                                                                                  Additional
                                                        Common Stock                Paid-in        Accumulated
                                                   Shares           Amount          Capital          Deficit           Total
                                                ------------     ------------     ------------     ------------     ------------
Balance March 31, 1998                          $   914,858      $       915      $ 4,459,298      $(5,770,417)     $(1,310,204)

Common stock issued for cash                         83,333               83           99,917              -            100,000

Common stock issued for services rendered            41,859               42            8,748              -              8,790

Net income                                              -                -                -          1,201,414        1,201,414
                                                ------------     ------------     ------------     ------------     ------------
Balance March 31, 1999                            1,040,050            1,040        4,567,963       (4,569,003)             -

Common stock issued for cash                        184,428              184          151,816              -            152,000

Common stock issued for services rendered         1,425,000            1,425          141,075              -            142,500

Common stock issued for Casino Padre, Inc.        5,000,000            5,000          495,000              -            500,000

Common stock issued for deposit on lease            200,000              200          199,800              -            200,000

Net loss                                                -                -                -         (1,154,564)      (1,154,564)
                                                ------------     ------------     ------------     ------------     ------------
                                                $ 7,849,478      $     7,849      $ 5,555,654      $(5,723,567)     $  (160,064)
                                                ============     ============     ============     ============     ============

























          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended March 31, 2000 and 1999

                                                                2000            1999
                                                           ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                        $(1,154,564)     $ 1,201,414
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                              12,548              -
      Shares issued for services                               142,500            8,790
      Gain on transfer of net liabilities to Imperial              -         (1,561,127)
      Minority interest in losses                             (290,000)             -
      Changes in operating assets and liabilities:
        Accounts receivable                                     (6,116)             -
        Inventory                                               (8,715)             -
        Other assets                                          (120,742)             -
        Accounts payable and accrued liabilities               526,666              -
        Net liabilities of discontinued operations                 -            250,561
                                                           ------------     ------------
          Net cash used in operating activities               (898,423)        (100,362)
                                                           ------------     ------------
Cash flows from investing activities:
  Purchase of furniture and equipment                         (125,712)             -
                                                           ------------     ------------
Cash flows from financing activities:
  Net advances from shareholder                                118,812              -
  Sale of shares of subsidiary to minority interests           290,000              -
  Sale of common shares                                        652,000          100,000
                                                           ------------     ------------
          Net cash provided by financing activities          1,060,812          100,000
                                                           ------------     ------------

Net increase (decrease) in cash and cash equivalents            36,677             (362)

Cash at beginning of year                                          -                362
                                                           ------------     ------------
Cash at end of year                                        $    36,677      $       -
                                                           ============     ============

Supplemental disclosure:
  Total interest paid                                      $       -        $       -
                                                           ============     ============


Noncash transactions:
  During the year ended March 31, 2000, the Company issued
    200,000 common shares for a deposit  on a casino in Colorado.

          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2000 and 1999



1.     DISCONTINUED OPERATIONS, REVERSE MERGER AND BUSINESS OF THE COMPANY

       During the year ended March 31, 1999, SureBET Casinos, Inc. ("the Company") had no operating assets and had been investigating the acquisition of an operating business. The Company changed its name on June 24, 1999 from Wexford Technology, Incorporated. In connection with an Agreement to Exchange Stock with U.S. Gaming and Leisure Corp. ("USG&L") (see below), the Company entered into an Asset Purchase
       Agreement (the "Agreement") on March 5, 1999 with its controlling shareholder, Imperial Petroleum, Inc. ("Imperial"). The Agreement provides that Imperial would acquire all the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the net liabilities of the Company. As a result of the Agreement, the Company has no assets or liabilities as of March 31, 1999.

       Accordingly, as a result of the Company's liquidation and abandonment of its assets and liabilities to a "shell" status, the Company has accounted for its former operations as discontinued for the year ended March 31, 1999. The common stock issued for services for the period ended August 31, 1999 has been reported as continuing operations since the shares were issued to new continuing management of the Company

       In connection with the Agreement to Exchange Common Stock with USG&L, dated May 12, 1999, which is contingent on a private placement which has not been completed, the Company will issue 6,000,000 new common shares to stockholders of USG&L for 100% of the outstanding shares of USG&L. As a result of the tax-free transaction, USG&L will become a wholly owned subsidiary of the Company. The owners of USG&L obtained effective control of the Company in July 1999 by obtaining control of the Board of Directors of the Company. USG&L is presently in the business of operating a cruise ship and, after a private offering to raise additional capital, intends to also enter the gaming business. The transaction will be accounted for as a reverse acquisition whereby USG&L will be the acquiring company for accounting purposes.

       On June 7, 1999, there was a change in the Board of Directors of the Company. The new board changed the Company's business strategy and decided to enter into the casino business. On June 24, 1999, the Company's articles of incorporation were amended to change the name of the Company to SureBET Casinos, Inc.

       Under the direction of its new management, the Company intends to develop, acquire, joint venture, manage and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that are underperforming financially.

       On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC, ("Casino Padre") a Nevada limited liability company. Under the terms of the contract, the Company has an exclusive agreement to operate the gaming ship

                      SUREBET CASINOS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                      F-13

1.     DISCONTINUED OPERATIONS, REVERSE MERGER AND BUSINESS OF THE COMPANY
       (CONTINUED)

       M/Ventertainer (name changed in April 2000 to M/V Casino Padre) and the gaming operations located on the ship on behalf of and for the account of Casino Padre. On October 27, 1999, the Company acquired 50 membership units in Casino Padre in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre. The shares were acquired from Charles S. Liberis, the President of the Company. Casino Padre was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of March 31, 2000, the Company owns 74% of Casino Padre.

       The acquisition has been accounted for in a manner similar to the pooling-of-interests method due to Charles L. Liberis' control of the respective companies. Accordingly, the Company has presented, in the accompanying consolidated financial statements, the combination of the companies as if the acquisition had occurred at the inception of Casino Padre in September 1999. Casino Padre's assets and liabilities are presented on a historical basis with no adjustment for the acquisition.

       On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly Belle's Casino, an existing casino facility located in Black Hawk, Colorado. Pursuant to terms of the lease, the Company has an option to purchase the premises. The lease is contingent on the Company receiving approval for the transaction and issuance of regulatory licenses from the Colorado Gaming Commission.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GOING CONCERN

       The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting a net loss of $1,154,564 for the year ended March 31, 2000 and has a working capital deficit of $614,220 and a stockholders' deficit of $160,064 at that date. The following is a summary of management's plan to raise capital and generate additional operating funds.

       As explained in Note 4, the Company has raised approximately $750,000 in cash in the last two years by the sale of common shares, including $500,000 in Casino Padre. The Company continually explores the raising of additional capital through such means. The Company believes that it will be able to raise additional capital through debt and equity financing which will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will not need to raise additional capital sooner, particularly to take advantage of any expansion opportunities, not currently anticipated that may become available. In such event, there can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to

       GOING CONCERN

       allow the Company to finance any such opportunities.

       Additionally,  the Company has decided to move the M/V Casino  Padre (see
       Note 1) to a south Florida location, which the Company believes will produce substantially improved operating results. The dock owners, pending executing a contract acceptable to both parties, have accepted a letter of intent for the leasing of berth space and parking suitable for a gaming vessel operation. The Company anticipates that it will take an estimated six weeks to move the vessel and open operations in south Florida. The Company intends to cease operations in south Texas shortly after Labor Day and begin operations in south Florida on or about October 20, 2000.

       DISCONTINUED OPERATIONS

       See Note 1 regarding the accounting for the discontinued business operations of the Company.

       STATEMENT OF CASH FLOWS

       For statement of cash flow purposes, the Company considers short-term investments, with an original maturity of three months or less when purchased, to be cash equivalents.

       USE OF ESTIMATES AND ASSUMPTIONS

       Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company
       and  its   subsidiary.   All   significant   intercompany   balances  and
       transactions are eliminated in consolidation.

       INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

       NET LOSS PER COMMON SHARE AND REVERSE STOCK SPLIT

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no potential dilutive securities, the accompanying presentation is only of basic loss per share. All share and per share amounts in the accompanying financial statements have been retroactively restated as a result for a 1-for-6 reverse stock split on May 3, 1999.

       FURNITURE, LEASEHOLD IMPROVEMENTS AND EQUIPMENT

       Furniture, leasehold improvements and equipment are stated at cost. Cost of property renewals and betterments are capitalized; cost of property maintenance and repairs are charged against operations as incurred.

       Depreciation  is  computed  using  the  straight-line   method  over  the
       estimated useful lives of the assets of five years.

3.     INCOME TAXES

       At March 31, 2000 the Company had net operating loss carryforwards totaling approximately $6,000,000 available to reduce future taxable income through the year 2014. Due to changes in control of the Company, these carryforwards are generally limited on an annual basis.

       Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

       Deferred tax assets are comprised of the following:


                                                    March 31,
                                              2000             1999
                                          ------------     ------------
Net operating loss carryforwards          $ 2,040,000      $ 1,530,000
  Valuation allowance                      (2,040,000)      (1,530,000)
                                          ------------     ------------
    Net deferred tax asset                $      -         $      -
                                          ============     ============


       The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

4.     COMMON STOCK

       During the year ended March 31, 1999, the Company issued 83,333 shares for cash of $100,000 and 41,859 shares for services valued at $8,790. The shares for services were valued at the vendors' invoiced cost.

       During the year ended March 31, 2000, the Company issued 1,425,000 shares of common stock to officers and directors for services rendered. The shares were valued at $.10 per share, based on the restrictions and lack of liquidity of the stock and the value of shares issued for Casino Padre (see below).

       During the year ended March 31, 2000, the Company issued 5,000,000 shares of common stock for 50 units of Casino Padre (see Note 1). The shares were valued at the historical cost of the Company's ownership of the net assets of Casino Padre, as explained in Note 1. This $500,000 ($.10 per share) represented the $500,000 invested by Charles S. Liberis in Casino Padre at its inception.

       During the year ended March 31, 2000, the Company issued 184,428 shares of common stock for cash of $152,000.

       At March 31, 2000, the Company issued 200,000 shares valued at $200,000 as a deposit for a lease on a casino in Colorado (see Note 5).

       In February 2000, the Company entered in subscription agreements with two individuals for the purchase of an aggregate of 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at $.687 per share for a period of five years. The purchase price of the units is $.6525 per share. The individuals purchased an aggregate of 59,428 units in March 2000; therefore, there exist 59,428 warrants to purchase common shares outstanding at March 31, 2000.

       Fair value for the stock underlying stock warrants was determined using information available from other stock sale transactions at or near the grant date. In management's opinion, these transactions between willing parties included the best information available at the time of warrants to estimate the market value of the warrants. These fair values were used to determine the compensatory components of the stock warrants granted. Using the fair value method, the fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0.0 percent; expected volatility of zero percent; risk free interest rates of 5.5 percent; expected lives of two years. The Company recorded no compensation expense during the periods under FASB Statement 123 for warrants issued to non-employees because the value of the warrants was nominal.

5.     CONTINGENT LIABILITIES

       CONCENTRATION OF CREDIT RISK

       The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

       LITIGATION

       In March 2000, Newpark Shipbuilding - Pasadena, Inc. ("Newpark") filed lawsuit against the Company seeking approximately $140,000 for repair work on the M/V Casino Padre. The Company disputes the amount of the claim and have posted a bond in the amount of $140,000 and have counterclaimed against Newpark for deceptive trade practices, damages for improper workmanship and damages for delays caused by Newpark. The Company is vigorously defending itself in this matter and believes that damages assessed, if any, will not be material to the Company's financial position or statement of operations.

       LEASES

       The Company leases the casino vessel, M/V Casino Padre, from CSL Development Corporation ("CSL"), a company for which Mr. Liberis is an officer and director, for $125,000 per month. The lease requires minimum lease payments through September 2001. The rent was deferred until February 2000. During the charter period, the Company has the right to purchase the vessel at a price of $6,000,000. The Company is required, at its expense, to obtain and maintain at all times during the charter period adequate insurance on the vessel. The Company assumes all risk of liability for the vessel and for its use and operations, and is required to indemnify the owner from and against any claim, penalty, damage or liability resulting therefrom; and all obligations with respect to the maintenance, repair and inspection of the vessel. The owner has agreed to waive the lease payments for the months of October 1999 through January 2000 as well as the security deposit required ($200,000) and in return, the owner will receive 50% of the net operating income of the casino once the investors have received 100% of their capital.

       As explained in Note 4, the Company has issued 200,000 common shares valued at $200,000 as a deposit on the lease of a casino in Black Hawk, Colorado. The lease is a five-year lease for $30,000 per month which will commence the earlier of October 1, 2000 or the issuance of a gaming license by the Colorado Gaming Commission. Thereafter, the Company has an option for three additional five-year terms.

       Following is a summary of the minimum lease payments for the above operating leases:

               Year Ending March 31:
                       2001                   $1,680,000
                       2002                    1,110,000
                       2003                      360,000
                       2004                      360,000
                       2005                      360,000
                       Thereafter                540,000

       The vessel charter expense amounted to $250,000 for the year ended March 31, 2000. The lease of the vessel berth (month-to-month) amounted to $32,500 for the year ended March 31, 2000.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

       The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and accounts payable approximate carrying value due to the short-term maturity of the instruments.

6.     RELATED PARTY TRANSACTIONS

       The Company has acquired Casino Padre from CSL (see Note 5).

       The Company's principal shareholder has loaned the Company funds of approximately $118,000 during the year ended March 31, 2000. The Company also owes $250,000 to CSL for past due charter payments. These payables include interest accrued at 12% per year.