Form 10QSB
period 2000-06-30
SUREBET CASINOS INC
filed 2000-09-05
CIK 1110654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                         Commission file number: 0-30263

                              SUREBET CASINOS, INC.
        (Exact name of small business issuer as specified in its charter)



                UTAH                                        75-1878071
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

                 1610 BARRANCAS AVENUE, PENSACOLA, FLORIDA 32501
                    (Address of principal executive offices)

                                 (850) 438-9647
                           (Issuer's telephone number)

                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No  X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            7,884,038 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JUNE 30, 2000

  Transitional Small Business Disclosure Format (check one):  Yes     No   X

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-QSB


                                                                            PAGE

PART I.     FINANCIAL INFORMATION

  ITEM 1.   Consolidated Balance Sheets as of June 30, 2000 and
            March 31, 2000                                                    3

            Consolidated Statements of Operations for the three months
            ended June 30, 2000 and 1999                                      4

            Consolidated Statements of Cash Flows for the three months
            ended June 30, 2000 and 1999                                      5

            Notes to Consolidated Financial Statements                        6

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations for the three months ended
            June 30, 2000 and 1999                                            8

PART II. OTHER INFORMATION

  ITEM 1.   Legal Proceedings                                                10

  ITEM 2.   Changes in Securities and Use of Proceeds                        10

  ITEM 3.   Defaults Upon Senior Securities                                  10

  ITEM 4.   Submission of Matters to a Vote of Security                      10

  ITEM 5.   Other Information                                                10

  ITEM 6.   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                   11

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2000 AND MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                                                                               JUNE 30        MARCH 31

Current assets:
  Cash  and cash equivalents                                                                $   42,476      $   36,677
  Accounts Receivables                                                                           6,476           6,116
  Inventory                                                                                      6,795           8,715
                                                                                            ------------    ------------
     Total current assets                                                                       55,793          51,508
                                                                                            ------------    ------------

Furniture, leasehold improvements and equipment:
  Furniture and equipment                                                                       39,324          37,252
  Leasehold improvements                                                                        88,460          88,460
  Accumulated depreciation                                                                     (12,548)        (12,548)
                                                                                            ------------    ------------
     Net furniture and equipment                                                               115,236         113,164
                                                                                            ------------    ------------
Other assets:
  Deposit on claim                                                                             140,000         140,000
  Deposit on Colorado casino Lease                                                             200,000         200,000
  Other                                                                                         22,890             992
                                                                                            ------------    ------------
     Total other assets                                                                        362,890         340,992
                                                                                            ------------    ------------
        Total assets                                                                        $  533,919      $  505,664
                                                                                            ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                                                  $  370,605      $  276,666
  Due to Shareholder                                                                            78,818         121,473
  Due to CSL Development Corporation                                                           752,828         267,589
                                                                                            ------------    ------------
         Total current liabilities                                                           1,202,251         665,728
                                                                                            ------------    ------------

Commitments and contingencies                                                                       --              --

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 500,000 shares authorized,
     none issued and outstanding                                                                    --              --
  Common stock, $.001 par value, 50,000,000 shares authorized,
     7,884,038 and 7,849,478 shares issued and outstanding                                       7,884           7,849
  Additional paid-in capital                                                                 5,577,219       5,555,654
  Accumulated deficit                                                                       (6,253,435)     (5,723,567)
                                                                                            ------------    ------------
     Total stockholders' equity (deficit)                                                     (668,332)       (160,064)
                                                                                            ------------    ------------
        Total Liabilities and Stockholders' Deficit                                         $  533,919      $  505,664
                                                                                            ============    ============



    The accompanying notes are an integral part of these financial statements

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      QUARTER ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                         2000               1999
                                                                         ----               ----
Revenue:
  Casino revenue                                                  $    498,896        $        --
  Ticket sales                                                         107,859                 --
  Food and beverage sales                                              145,041                 --
                                                                  -------------       -------------
   Total revenue                                                       751,796                 --
                                                                  -------------       -------------
Operating expenses:
  Cost of food and beverage sales                                      123,376                 --
  Casino operating costs                                               270,060                 --
  Casino vessel costs                                                  667,735                 --
  Start-up costs                                                            --                 --
  Sales and marketing                                                   88,743                 --
  General and administrative                                           161,750                 --
  Minority interest in losses                                          (30,000)                --
                                                                  -------------       -------------
   Total operating expenses                                          1,281,664                 --
                                                                  -------------       -------------
   Net income (loss) from continuing operations                       (529,868)                --
Discontinued operations:
  Gain on transfer of net liabilities to Imperial (Note 1)                  --
  Operating losses of discontinued business                                 --
                                                                  -------------       -------------
                                                                  $   (529,868)       $        --
                                                                  =============       =============
Basic net income (loss) per common share:
  From continuing operations                                      $      (0.07)       $        --
  From discontinued operations                                                                 --
                                                                  -------------       -------------
   Net income (loss)                                              $      (0.07)       $        --
                                                                  =============       =============
   Weighted average common shares outstanding                        7,864,542            979,489
                                                                  =============       =============




    The accompanying notes are an integral part of these financial statements

                               SUREBET CASINOS, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               QUARTER ENDED JUNE 30, 2000 AND 1999
                                            (UNAUDITED)

                                                                    2000               1999
                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  (529,868)       $       --
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 used in operating activities:
  Depreciation                                                         --                --
  Shares issued for services                                           --
  Gain on transfer of net liabilities to Imperial                      --
  Minority interest in losses                                     (30,000)               --
  Changes in operating assets and liabilities:
   Accounts receivable                                               (406)               --
   Inventory                                                        1,920
   Other assets                                                   (21,898)
   Accounts payable and accrued liabilities                       536,523                --
   Net liabilities of discontinued operations                          --                --
                                                              -------------      -------------
       Net cash used in operating activities                      (43,729)               --
                                                              -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment                                (2,072)               --
                                                              -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from shareholder                                          --                --
Sale of shares of subsidiary to minority interests                 30,000                --
Sale of common shares                                              21,600
                                                              -------------      -------------
       Net cash provided by financing activities                   51,600                --
                                                              -------------      -------------

Net increase (decrease) in cash and cash equivalents                5,799                --

Cash at beginning of year                                          36,677               362
                                                              -------------      -------------
Cash at end of year                                           $    42,476        $      362
                                                              =============      =============

SUPPLEMENTAL DISCLOSURE:
 Total interest paid                                          $        --        $       --
                                                              =============      =============



    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       UNAUDITED FINANCIAL INFORMATION

               The accompanying unaudited condensed consolidated financial statements of sureBet Casinos Inc. and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B of the U.S. Securities and Exchange Commission. They do not include all of the information and notes required by generally accepted accounting principles for complete corporate financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 200 included in the Company's Annual Financial Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with these financial statements included in Form 10-KSB. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.


2.       DESCRIPTION OF BUSINESS

               During the years ended March 31, 1999 and 1998 and the periods ended August 31, 1999 and 1998, sureBET Casinos, Inc. ("the Company") had no operating assets and has been investigating the acquisition of an operating business. The Company changed its name on June 24, 1999 from Wexford Technology, Incorporated. In connection with an Agreement to Exchange Stock with U.S. Gaming and Leisure Corp. ("USG&L") (see below), the Company entered into an Asset Purchase Agreement (the "Agreement") on March 5, 1999 with its controlling shareholder, Imperial Petroleum, Inc. ("Imperial"). The Agreement provides that Imperial would acquire all the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the net liabilities of the Company. As a result of the Agreement, the Company has no assets or liabilities as of March 31, 1999 or August 31, 1999.

               Accordingly, as a result of the Company's liquidation and abandonment of its assets and liabilities to a "shell" status, the Company has accounted for its former operations as discontinued for all periods presented. The common stock issued for services for the period ended August 31, 1999 has been reported as continuing operations since the shares were issued to new continuing management of the Company.


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


               On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC, a Nevada limited liability company. Under the terms of the contract, the Company has an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC. On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of June 30, 2000, the Company owns 61% of the LLC.


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


               The Company operates the M/V Entertainer as a casino boat, conducting day and evening cruises of approximately six hours each from South Padre Island, Texas. In addition to casino operations, the cruises feature a variety of shipboard activities including sightseeing, live music, and other entertainment. The Company markets its cruises and conducts its casino operations in international waters in such a manner as to comply with applicable Federal and State laws and regulations.

3.       GOING CONCERN

               The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2000, the Company had a working capital deficiency of $1,146,458. The Company has reported cumulative net losses since inception of $6,253,435. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow of Casino Padre.

               The cash requirements of funding the Company's operations and expansion have exceeded cash flow from operations. To date, the Company has satisfied its capital needs primarily through debt and equity financing. The Company continually explores raising additional capital through such means.


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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about our plans and business. Actual events and results may differ materially from those anticipated in these forward-looking statements. The ability to achieve our projections and business objectives is dependent on a variety of factors, many of which are outside of our control. Some of the most significant factors, alone or in combination would be our failure to obtain additional equity financing to fund development activities and projected losses from operations and/or the inability to grow the revenues and improve the financial performance of the Casino Padre operation during the winter months. Accordingly, there can be no assurances that we will achieve our business objectives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The sole source of revenue for the Company through June 30, 2000 was derived from the operation of Casino Padre. During the three months ending June 30, 1999 the Company had no financial activity. Our revenue for the three months ended June 30, 2000 was $751,796, as compared to $447,968 for the twelve months ended March 31, 2000. The 68% increase in revenue at Casino Padre was directly related to improved weather conditions and more tourists visiting the island

Costs of sales for the three months ended June 30, 2000 were $123,376. Selling, general and administrative expenses were $161,750. A total of $270,060 was expended for the operation of the casino and $667,735 for the operation of the vessel. Sales and marketing expenses for the period were $88,743 with ($30,000) being allocated to the minority interest in Casino Padre.

The above resulted in a net loss of $529,868 for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements have been and will continue to be significant. From our inception to June 30, 2000, we have financed our operations primarily through the issuance of equity and debt securities, loans from stockholders, and revenue from Casino Padre. At June 30, 2000, we had a working capital deficit of $1,146,458 and an accumulated deficit of $6,253,435.

Net cash used in operating activities for the three months ended June 30, 2000 was $43,729. Net cash was used primarily to fund the losses from operations.

Net cash provided by investing activities for the three months ended June 30, 2000 was $51,600, primarily from the sale of common stock in sureBET and minority interest in Casino Padre. At June 30, 2000, we did not have any material commitments for capital expenditures.

Net cash provided by increases in accounts payable activities was $536,523 for the three months ended June 30, 2000, primarily from increases in payables for the charter of the vessel. The amount due to CSL Development increased from $267,589 at March 31, 2000 to $752,828 at June 30, 2000.

We expect our cash needs will continue to increase in future periods, primarily because we will incur additional expenses related to the development of new projects and continuing operations. Our company will need to raise substantial additional funds to continue the development of new markets and products.


The cash requirements of funding the Company's operations and expansion have exceeded cash flow from operations. To date, the Company has satisfied its capital needs primarily through debt and equity financing. The Company continually explores raising additional capital through such means.


Under the present circumstances, our ability to continue as a going concern depends on our ability to obtain additional financing. The Company believes that it will be able to raise additional capital through debt and equity financing which, along with anticipated cash from operations, will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will not need to raise additional capital sooner, particularly to take advantage of any expansion opportunities, not currently anticipated that may become available. In such event, there can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to allow the Company to finance any such opportunities.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the quarter ended June 30, 2000, the Company issued and sold unregistered securities as described below:

           On May 19, 2000, the Company sold 15,360 shares of Common stock to Mr. David Brannen, an accredited investor for $9,600.00

           On May 25, 2000, the Company sold 19,200 shares of Common stock to Mr. Gary Williky, an accredited investor for $12,000.00

           The sale and issuance of securities and the transactions described above were deemed to be exempt of registration under the Securities Act by virtue of Section 4(2). Appropriate legends were affixed to stock certificates issued in the above transactions. Some restrictive legends were imposed in connection with any subsequent sales of these securities. The securities were offered and sold by the Company without any underwriters. All of the purchasers were deemed to be sophisticated with respect to the investment and securities of the Company by virtue of their financial condition and/or relationship to members of the management of the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are included with this registration statement:

    EXHIBIT
    NUMBER    DOCUMENT

      2.1     Agreement to Exchange Common Stock with U.S. Gaming & Leisure
              Corp.(1)

    EXHIBIT
    NUMBER    DOCUMENT

      3.1     Articles of Incorporation, as amended(1)

      3.2     Bylaws, as amended(1)

     10.1     Asset Purchase Agreement with Imperial Petroleum, Inc.(1)

     10.2     Management Contract with Casino Padre Investment Company, LLC(1)

     10.3     Lilly Belle lease(1)

     10.4     South Padre Island Sublease and Dockage Agreement(1)

      21      Subsidiaries of the Registrant(1)

      27      Financial Data Schedule

--------------
    (1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB dated April 10, 2000 and incorporated by reference herein.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUREBET CASINOS, INC.
                                             (Registrant)


Date:    August 30, 2000                     By:    /S/ CHARLES S. LIBERIS
                                                --------------------------------
                                                Charles S. Liberis
                                                Chairman of the Board, Chief
                                                Executive Officer and President



Date:  August 30, 2000                       By:    /S/ WAYNE E. MARKS
                                                --------------------------------
                                                Chief Financial Officer