Form 10QSB
period 2000-09-30
SUREBET CASINOS INC
filed 2000-11-14
CIK 1110654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000

[ ]                 TRANSITION REPORT UNDER SECTION 13 OF 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________ to __________________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            7,884,038 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2000

   Transitional Small Business Disclosure Format (check one):  Yes   No  X

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-QSB

                                                                                     PAGE
PART I.           FINANCIAL INFORMATION

     ITEM 1.      Consolidated Balance Sheets as of September 30, 2000 and             3
                  March 31, 2000

                  Consolidated Statements of Operations for the three and six          4
                  months ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows for the three and six          5
                  months ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements                           6

     ITEM 2.      Management's Discussion and Analysis of Financial Condition          9
                  and Results of Operations for the three and six months ended
                  September 30, 2000 and 1999

PART II.          OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                   11

     ITEM 2.      Changes in Securities and Use of Proceedstions                      11

     ITEM 3.      Defaults Upon Senior Securities                                     11

     ITEM 4.      Submission of Matters to a Vote of Security Holders                 11

     ITEM 5.      Other Information                                                   11

     ITEM 6.      Exhibits and Reports on Form 8-K                                    11

Signatures                                                                            12

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND MARCH 31, 2000
                                  (UNAUDITED)

                                               ASSETS

                                                                      30-SEP               31-MAR
                                                                   ------------         ------------
CURRENT ASSETS:
  Cash  and cash equivalents                                       $   183,323          $    36,677
  Accounts Receivables                                                  11,983                6,116
  Inventory                                                              6,795                8,715
                                                                   ------------         ------------
    Total current assets                                               202,101               51,508
                                                                   ------------         ------------

FURNITURE, LEASEHOLD IMPROVEMENTS AND EQUIPMENT:
  Furniture and equipment                                               39,324               37,252
  Leasehold improvements                                                88,460               88,460
  Accumulated depreciation                                            (12,548)              -12,548
                                                                   ------------         ------------
    Net furniture and equipment                                        115,236              113,164
                                                                   ------------         ------------

OTHER ASSETS:
  Deposit on claim                                                     140,000              140,000
  Deposit on Colorado casino Lease                                     200,000              200,000
  Other                                                                    992                  992
                                                                   ------------         ------------
    Total other assets                                                 340,992              340,992
                                                                   ------------         ------------
      TOTAL ASSETS                                                 $   658,329          $   505,664
                                                                   ============         ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                         $   398,879             $276,666
  Due to Shareholder                                                   118,000              121,473
  Due to CSL Development Corporation                                 1,104,960              267,589
                                                                   ------------         ------------
    Total current liabilities                                        1,621,839              665,728
                                                                   ------------         ------------
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 500,000 shares authorized,
    none issued and outstanding                                            -                    -
  Common stock, $.001 par value, 50,000,000 shares authorized,
    7,884,038 and 7,849,478 shares issued and outstanding                7,884                7,849
  Additional paid-in capital                                         5,577,219            5,555,654
  Accumulated deficit                                               (6,548,613)          (5,723,567)
                                                                   ------------         ------------
    Total stockholders' equity (deficit)                              (963,510)            (160,064)

      Total Liabilities and Stockholders' Deficit                  $   658,329          $   505,664
                                                                   ============         ============

    The accompanying notes are an integral part of these financial statements

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       -----------------------------     -------------------------
  REVENUES:                                               9/30/00          9/30/99          9/30/00        9/30/99
                                                       ------------     ------------     ------------     --------
Casino Revenue                                         $   876,507      $       -        $ 1,375,403      $    -
Ticket sales                                                95,284              -            203,143           -
Food and beverage sales                                    168,554              -            313,595           -
                                                       ------------     ------------     ------------     --------
  TOTAL REVENUE                                          1,140,345              -          1,892,141           -


  EXPENSES:
Cost of food and beverage sales                            129,882              -            253,258           -
Casino operating costs                                     309,007              -            579,067           -
Casino vessel costs                                        781,923              -          1,449,658           -
Sales and marketing                                         36,039              -            124,782           -
General and administrative                                 178,672              -            340,422           -
Minority interest in losses                                    -                -            (30,000)          -
                                                       ------------     ------------     ------------     --------
  TOTAL OPERATING EXPENSES                               1,435,523              -          2,717,187           -
                                                       ------------     ------------     ------------     --------
  NET INCOME (LOSS) FROM OPERATIONS                       (295,178)             -           (825,046)          -


Operating losses of discontinued business                      -                -
                                                       ------------     ------------     ------------     --------
                                                       $  (295,178)     $       -        $  (825,046)     $    -
                                                       ============     ============     ============     ========

    Basic net income (loss) per common share:
 From continuing operations                                 ($0.04)                           ($0.10)     $    -
 From discontinued operations                                                                                  -
   Net income (loss)                                        ($0.04)                           ($0.10)     $    -
                                                       ============     ============     ============     ========
   Weighted average common shares outstanding            7,864,542          979,489        7,864,542       979,489
                                                       ============     ============     ============     ========








    The accompanying notes are an integral part of these financial statements

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         ---------------------------       ---------------------------
                                                           9/30/00         9/30/99          9/30/00          9/30/99
                                                         ----------       ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(295,178)       $     -          $(825,046)       $     -
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    used in operating activities:
Depreciation                                                                                                      -
Shares issued for services
Gain on transfer of net liabilities to Imperial
Minority interest in losses                                    -                -            (30,000)             -
Changes in operating assets and liabilities:                   -                -
  Accounts receivable                                       (5,461)             -             (5,867)             -
  Inventory                                                    -                -              1,920              -
  Other assets                                              21,898              -                -
  Accounts payable and accrued liabilities                  419,588             -            956,111              -
  Net liabilities of discontinued operations
                                                         ----------       ----------       ----------       ----------
    Net cash used in operating activities                  140,847              -             97,118              -
                                                         ----------       ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment                            -                -              (2,072)            -
                                                         ----------       ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from shareholder                                                                                     -
Sale of shares of subsidiary to minority interests             -                -             30,000              -
Sale of common shares                                          -                -             21,600              -
                                                         ----------       ----------       ----------       ----------
    Net cash provided by financing activities                  -                -             51,600              -
                                                         ----------       ----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents       140,847              -            146,646              -

Cash at beginning of period                                 42,476              -             36,677              362
                                                         ----------       ----------       ----------       ----------

Cash at end of period                                    $ 183,323        $     -          $ 183,323        $     362
                                                         ==========       ==========       ==========       ==========


SUPPLEMENTAL DISCLOSURE:
  Total interest paid                                    $     -          $     -          $     -          $     -
                                                         ==========       ==========       ==========       ==========


    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     UNAUDITED FINANCIAL INFORMATION

          The accompanying unaudited condensed consolidated financial statements of sureBET Casinos Inc. and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B of the U.S. Securities and Exchange Commission. They do not include all of the information and notes required by generally accepted accounting principles for complete corporate financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2000 included in the Company's Annual Financial Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with these financial statements included in Form 10-KSB. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.




2.   DESCRIPTION OF BUSINESS

          During the years ended March 31, 1999 and 1998 and the periods ended September 30, 1999 and 1998, sureBET Casinos, Inc. ("the Company") had no operating assets and had been investigating the acquisition of an operating business. The Company changed its name on June 24, 1999 from Wexford Technology, Incorporated. In connection with an Agreement to Exchange Stock with U.S. Gaming and Leisure Corp. ("USG&L") (see below), the Company entered into an Asset Purchase Agreement (the "Agreement") on March 5, 1999 with its controlling shareholder, Imperial Petroleum, Inc. ("Imperial"). The Agreement provided that Imperial would acquire all the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the net liabilities of the Company. As a result of the Agreement, the Company had no assets or liabilities as of March 31, 1999 or September 30, 1999.

          Accordingly, as a result of the Company's liquidation and abandonment of its assets and liabilities to a "shell" status, the Company has accounted for its former operations as discontinued for all periods presented. The common stock issued for services for the period ended September 30, 1999 has been reported as continuing operations since the shares were issued to new continuing management of the Company.


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


          On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC ("Casino Padre"), a Nevada limited liability company. Under the terms of the contract, the Company has an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC. On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of September 30, 2000, the Company owned 61% of the LLC.


          The Company has operated the M/V Casino Padre as a casino boat, conducting day and evening cruises of approximately six hours each from South Padre Island, Texas. In addition to casino operations, the cruises feature a variety of shipboard activities including sightseeing, live music, and other entertainment.


          As of September 30, 2000 Casino Padre was in arrears on its charter payments to CSL Development in the amount of $1,104,960. On November 6, 2000 CSL terminated the charter and Casino Padre ceased operations.


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


          The Company is currently negotiating a lease for a casino boat berth in Ft. Pierce, Florida. The Company is negotiating to charter the MV Ocean Club. It is the intent of the Company to operate the MV Ocean Club for Ft. Pierce, Florida with a commencement of operation expected in early December 2000.

3.   GOING CONCERN


          The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2000, the Company had a working capital deficiency of $1,419,738. The Company has reported cumulative net losses since inception of $6,548,613. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow of Casino Padre.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


The following Management's Discussion and Analysis or Plan of Operation contains forward - looking statements about our plans and business. Actual events and results may differ materially from those anticipated in these forward-looking statements. The ability to achieve our projections and business objectives is dependent on a variety of factors, many of which are outside of our control. Some of the most significant factors, alone or in combination would be our failure to obtain additional equity financing to fund development activities and projected losses from operations and/or the inability to grow the revenues and improve the financial performance of the company. Accordingly, there can be no assurances that we will achieve our business objectives.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999

The sole source of revenue for the Company through September 30, 2000 was derived from the operation of Casino Padre. During the three and six months ending September 30, 1999 the Company had no financial operating activity. Our revenue for the three months ended September 30, 2000 was $1,140,345 as compared to $447,968 for the twelve months ended March 31, 2000. The 154% increase in revenue at Casino Padre was directly related to improved whether conditions and tourists visiting the island.

For the six months ending September 30, 2000 our revenue was $1,892,141 as compared to the $447,968 for the twelve months ended March 31, 2000. The 322% increase in revenues was due to the reasons cited above.

Costs of sales for the three months ended September 30, 2000 were $129,882. Selling, general and administrative expenses were $178,672. A total of $309,007 was expended for the operation of the casino and $781,923 for the operation of the vessel. Sales and marketing expenses for the period were $36,039.

Costs of sales for the six months ended September 30, 2000 were $253,258. Selling, general and administrative expenses were $340,422. A total of $579,067 was expended for the operation of the casino and $1,449,658 for the operation of the vessel. Sales and marketing expenses for the period were $124,782 with ($30,000) being allocated to the minority interest in Casino Padre.

The above resulted in a net loss of $295,178 for the three months ended September 30, 2000 and a net loss of $825,046 for the six months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Our cash requirements have been and will continue to be significant. From our inception to September 30, 2000, we have financed our operations primarily through the issuance of equity and debt securities, loans from stockholders, and revenue from Casino Padre. At September

30, 2000, we had a working capital deficit of $1,419,738 and an accumulated deficit of $6,548,613.

Net cash used in operating activities for the three months ended September 30, 2000 was $140,847 and $97,118 for the six months ended September 30, 2000. Net cash was used primarily to fund the losses from operations.

Net cash provided by investing activities for the six months ended September 30, 2000 was $51,600, primarily from the sale of common stock in sureBET and minority interest in Casino Padre. At September 30, 2000, we did not have any material commitments for capital expenditures.

Net cash provided by increases in accounts payable was $419,588 and $956,111 for the three and six months ended September 30, 2000, primarily from increases in payables for the charter of the vessel. The amount due to CSL Development increased from $267,589 at March 31, 2000 to $1,104,960 at September 30, 2000.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

The following exhibits are included with this report.

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


(1)<F1>  Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 0-30263)
         and incorporated by reference herein.


         (b)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                        sureBET Casinos, Inc.
                                        (Registrant)


Date:  November 13, 2000                By:  /S/ CHARLES S. LIBERIS
                                           -------------------------------------
                                            Charles S. Liberis
                                            Chairman of the Board, Chief
                                            Executive Officer and President


Date:  November 13, 2000                By:  /S/ WAYNE E. MARKS
                                           -------------------------------------
                                           Wayne E. Marks
                                           Chief Financial Officer