Form 10QSB
period 2000-12-31
SUREBET CASINOS INC
filed 2001-02-20
CIK 1110654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         For the transition period from _______________ to __________________

                         Commission file number: 0-30263

                              SUREBET CASINOS, INC.
        (Exact name of small business issuer as specified in its charter)


               UTAH                                      75-1878071
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Idenfitication No.)



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

            7,884,038 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                DECEMBER 31, 2000

  Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                 -----    -----

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-QSB

                                                                                               PAGE

PART I.           FINANCIAL INFORMATION

     ITEM 1.      Consolidated Balance Sheets as of December 31, 2000 and
                  March 31, 2000                                                                 3

                  Consolidated Statements of Operations for the three and nine
                  months ended December 31, 2000 and 1999                                        4

                  Consolidated Statements of Cash Flows for the nine
                  months ended December 31, 2000 and 1999                                        5

                  Notes to Consolidated Financial Statements                                     6

     ITEM 2.      Management's Discussion and Analysis or Plan of Operation
                  for the three and nine months ended December 31, 2000 and 1999                 9

PART II.          OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                              11

     ITEM 2.      Changes in Securities and Use of Proceeds                                      11

     ITEM 3.      Defaults Upon Senior Securities                                                11

     ITEM 4.      Submission of Matters to a Vote of Security Holders                            11

     ITEM 5.      Other Information                                                              11

     ITEM 6.      Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                       12

                          SUREBET CASINOS, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and March 31, 2000


                                     ASSETS

                                                                                            December 31,           March 31,
                                                                                                2000                 2000
                                                                                           --------------       -------------

 Current assets:
       Cash                                                                                $       3,472        $     36,677
       Receivables                                                                                11,999               6,116
       Inventory                                                                                     -                 8,715
                                                                                           --------------       -------------


            Total current assets                                                                  15,471              51,508
                                                                                           --------------       -------------

 Furniture, leasehold improvements and equipment:
       Furniture and equipment                                                                    39,323              37,252
       Leasehold improvements                                                                     88,460              88,460
                                                                                           --------------       -------------
                                                                                                 127,783             125,712
       Accumulated depreciation                                                                  (38,105)            (12,548)
                                                                                           --------------       -------------
            Net furniture and equipment                                                           89,678             113,164
                                                                                           --------------       -------------

 Other assets:
       Deposit on claim (Note 5)                                                                 140,000             140,000
       Deposit on Colorado casino lease (Note 5)                                                 200,000             200,000
       Other                                                                                         992                 992
                                                                                           --------------       -------------
            Total other assets                                                                   340,992             340,992
                                                                                           --------------       -------------
                                                                                           $     446,141        $    505,664
                                                                                           ==============       =============



                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
       Accounts payable and accrued liabilities                                            $   1,602,594        $    276,666
       Due to shareholder (Note 6)                                                                79,688             121,473
       Due to CSL Development Corporation (Notes 5 and 6)                                         32,434             267,589
                                                                                           --------------       -------------
                 Total current liabilities                                                     1,714,716             665,728
                                                                                           --------------       -------------

 Commitments and contingencies (Note 5)                                                              -                   -

 Stockholders' equity (deficit):
       Preferred stock, $.01 par value, 500,000 shares authorized,
            none issued and outstanding                                                              -                   -
       Common stock, $.001 par value, 50,000,000 shares authorized,
            7,884,038 and 7,849,478 shares issued and outstanding                                  7,884               7,849
       Additional paid-in capital                                                              5,569,871           5,555,654
       Accumulated deficit                                                                    (6,846,330)         (5,723,567)
                                                                                           --------------       -------------
            Total stockholders' equity (deficit)                                              (1,268,575)           (160,064)
                                                                                           --------------       -------------
                                                                                           $     446,141        $    505,664
                                                                                           ==============       =============


                     See notes to consolidated financial statements.
                                        3

            SUREBET CASINOS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS
        Three and Nine Months Ended December 31, 2000


                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                ------------------------------        ----------------------------
                                                                   12/31/00          12/31/99           12/31/00         12/31/99
                                                                -------------      -----------        ------------     -----------
 Revenue:
      Casino revenue                                            $     42,168       $   130,549        $ 1,417,571      $  130,549
      Ticket sales                                                     4,990            22,027            208,133          22,027
      Food and beverage sales                                         27,323            10,869            340,918          10,869
                                                                -------------      ------------       ------------     -----------
           Total revenue                                              74,481           163,445          1,966,622         163,445
                                                                -------------      ------------       ------------     -----------

 Operating expenses:
      Cost of food and beverage sales                                 11,755            39,539            146,676          39,539
      Casino operating costs                                         217,188            79,223            796,255          79,223
      Casino vessel costs                                             75,511           155,149          1,601,751         155,149
      Start-up costs                                                     -             290,565                -           290,565
      Sales and marketing                                              6,717            53,791            131,499          53,791
      General and administrative                                      61,028            84,928            413,205          95,214
      Minority interest in losses                                        -            (140,335)               -          (140,335)
                                                                -------------      ------------       ------------     -----------
           Total operating expenses                                  372,199           562,860          3,089,386         573,146
                                                                -------------      ------------       ------------     -----------
           Net loss                                                 (297,718)         (399,415)        (1,122,764)       (409,701)
                                                                -------------      ------------       ------------     -----------
                                                                $   (297,718)      $  (399,415)       $(1,122,764)     $ (409,701)
                                                                =============      ============       ============     ===========

 Basic net loss per common share:
                                                                -------------      ------------       ------------     -----------
           Net loss                                                   ($0.04)           ($0.05)            ($0.14)          ($0.13)
                                                                =============      ============       ============     ============
           Weighted average common shares outstanding              7,884,038         7,473,383          7,860,998        3,106,717
                                                                =============      ============       ============     ============


 See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                                                2000               1999
                                                                                          --------------     --------------
Cash flows from operating activities:
       Net income (loss)                                                                  $  (1,122,764)     $    (409,701)
       Adjustments to reconcile net loss to net cash
            used in operating activities:
            Shares issued for services                                                              -              142,500
                 Depreciation                                                                    25,557                -
                 Minority interest in losses                                                        -
                 Changes in operating assets and liabilities:
                      Accounts receivable                                                        (5,882)           (36,776)
                      Inventory                                                                   8,715                -
                      Other assets                                                                  -              (11,220)
                      Accounts payable and accrued liabilities                                1,325,928            268,975
                                                                                          --------------     --------------
                          Net cash used in operating activities                                 231,554            (46,222)
                                                                                          --------------     --------------

Cash flows from investing activities:
       Purchase of furniture and equipment                                                       (2,071)          (383,469)
                                                                                          --------------     --------------

Cash flows from financing activities:
       Net advances from shareholder                                                           (276,940)               -
       Sale of shares of subsidiary to minority interests                                             -            500,000
       Sale of common shares                                                                     14,252             13,000
                                                                                          --------------     --------------
                          Net cash provided by financing activities                            (262,688)           513,000
                                                                                          --------------     --------------

Net increase (decrease) in cash and cash equivalents                                            (33,205)            83,309

Cash at beginning of year                                                                        36,677                -
                                                                                          --------------     --------------

Cash at end of year                                                                       $       3,472      $      83,309
                                                                                          ==============     ==============


Supplemental disclosure:
       Total interest paid                                                                $         -        $         -
                                                                                          ==============     ==============




             See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED FINANCIAL INFORMATION

             The accompanying unaudited condensed consolidated financial statements of sureBET Casinos Inc. and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B of the U.S. Securities and Exchange Commission. They do not include all of the information and notes required by generally accepted accounting principles for complete corporate financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2000 included in the Company's Annual Financial Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with these financial statements included in Form 10-KSB. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six and nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.



2.       DESCRIPTION OF BUSINESS

             During the years ended March 31, 1999 and 1998 and the periods ended December 31, 1999 and 1998, sureBET Casinos, Inc. ("the Company") had no operating assets and had been investigating the acquisition of an operating business. The Company changed its name on June 24, 1999 from Wexford Technology, Incorporated. In connection with an Agreement to Exchange Stock with U.S. Gaming and Leisure Corp. ("USG&L") (see below), the Company entered into an Asset Purchase Agreement (the "Agreement") on March 5, 1999 with its controlling shareholder, Imperial Petroleum, Inc. ("Imperial"). The Agreement provided that Imperial would acquire all the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the net liabilities of the Company. As a result of the Agreement, the Company had no assets or liabilities as of March 31, 1999 or December 31, 1999.

             Accordingly, as a result of the Company's liquidation and abandonment of its assets and liabilities to a "shell" status, the Company has accounted for its former operations as discontinued for all periods presented. The common stock issued for services for the period ended December 31, 1999 has been reported as continuing operations since the shares were issued to new continuing management of the Company.

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

             On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC ("Casino Padre"), a Nevada limited liability company. Under the terms of the contract, the Company has an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC. On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of December 31, 2000, the Company owned 61% of the LLC.

             The Company operated the M/V Casino Padre as a casino boat, conducting day and evening cruises of approximately six hours each from South Padre Island, Texas, until November 6, 2000 when CSL terminated the charter and Casino Padre ceased operations. As of December 31, 2000 Casino Padre was in arrears on its charter payments to CSL Development in the amount of $1,104,960.

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


3.       GOING CONCERN

             The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31,
         2000, the Company had a working capital deficiency of $1,699,245. The Company has reported cumulative net losses since inception of $6,846,330. The Company does not believe that it will be able to meet its normal operating costs and expenses from operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements about our plans and business. Actual events and results may differ materially from those anticipated in these forward-looking statements. The ability to achieve our projections and business objectives is dependent on a variety of factors, many of which are outside of our control. Some of the most significant factors, alone or in combination would be our failure to obtain additional equity financing to fund development activities and projected losses from operations and/or the inability to grow the revenues and improve the financial performance of the company. Accordingly, there can be no assurances that we will achieve our business objectives.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

The sole source of revenue for the Company through December 31, 2000 was derived from the operation of Casino Padre. During the three and nine months ending December 31, 1999 the Company began its Casino Padre operation (November 1999). Revenue for the three months ended December 31, 2000 was $74,481 as compared to $163,445 for the three months ended December 1999. The reason for the decrease was due to the shutdown of the Casino Padre operation on November 6, 2000.

For the nine months ending December 31, 2000 revenue was $1,966,622 as compared to $163,445 for the six months ended December 31, 1999. The increase in revenues was due to additional months of full operation.

Costs of sales for the three months ended December 31, 2000 were $11,775. Selling, general and administrative expenses were $67,745. A total of $217,188 was expended for the operation of the casino and $75,511 for the operation of the vessel.

Costs of sales for the nine months ended December 31, 2000 were $146,676. Selling, general and administrative expenses were $544,704. A total of $796,255 was expended for the operation of the casino and $1,601,751 for the operation of the vessel.

The above resulted in a net loss of $297,718 for the three months ended December 31, 2000 and a net loss of $1,122,764 for the nine months ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash requirements have been and will continue to be significant. From inception to December 31, 2000, the Company has financed operations primarily through the issuance of equity and debt securities, loans from stockholders, and revenue from Casino Padre. At December 31, 2000, the Company had a working capital deficit of $1,699,245 and an accumulated deficit of $6,846,330.

Net cash provided by operating activities for the nine months ended December 31, 2000 was $231,554. Net cash was provided primarily by an increase in liabilities.

Net cash from financing activities for the nine months ended December 31, 2000 was $262,688, primarily from payments to a shareholder. At December 31, 2000, the Company did not have any material commitments for capital expenditures.

Cash needs will continue to increase in future periods, primarily because of additional expenses related to the development of new projects and continuing operations. The Company will need to raise substantial additional funds to continue the development of new markets and products.

The cash requirements of funding the Company's operations and expansion have exceeded cash flow from operations. To date, the Company has satisfied its capital needs primarily through debt and equity financing. The Company continually explores raising additional capital through such means.

Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to obtain additional financing. The Company believes that it will be able to raise additional capital through debt and equity financing which, along with anticipated cash from operations, will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will not need to raise additional capital sooner, particularly to take advantage of any expansion opportunities, not currently anticipated that may become available. In such event, there can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to allow the Company to finance any such opportunities.

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

     EXHIBIT
      NUMBER       DOCUMENT

       2.1         Agreement to Exchange Common Stock with U.S. Gaming & Leisure
                   Corp. (1)

       3.1         Articles of Incorporation, as amended (1)

       3.2         Bylaws, as amended (1)

      10.1         Asset Purchase Agreement with Imperial Petroleum, Inc.(1)

      10.2         Management Contract with Casino Padre Investment Company,
                   LLC (1)

      10.3         Lilly Belle lease (1)

      10.4         South Padre Island Sublease and Dockage Agreement (1)

      10.5         Charter Agreement with CSL Development Corporation (1)

       21          Subsidiaries of the Registrant (1)

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


                                          sureBET Casinos, Inc.
                                          (Registrant)


Date:  February 20, 2001                  By:  /s/ Charles S. Liberis
                                             -----------------------------------
                                                Charles S. Liberis
                                                Chairman of the Board, Chief
                                                Executive Officer and President