Form 10KSB
period 2001-03-31
SUREBET CASINOS INC
filed 2001-07-16
CIK 1110654

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-30263


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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for the fiscal year ended March 31, 2001:$1,966,621

Aggregate market value of the registrant's common stock held by non-affiliates as of July 16, 2001: APPROXIMATELY $18,142

Number of shares of the registrant's common stock outstanding: 7,889,169 as of July 16, 2001.

Transitional Small Business Disclosure Format (Check One)  Yes / / No /X/

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------


       sureBET Casinos, Inc. ("the Company") is a corporation organized under the laws of the State of Utah on June 13, 1985. Although the Company has been in existence since June 1985, it recently changed its business strategy to enter into the casino business. The Company intends to develop, acquire, joint venture, manage, and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that are underperforming financially.

       The Company is an Over the Counter Bulletin Board stock trading under the symbol "SBET". The Company's subsidiary is Casino Padre Investment Company, LLC., a Nevada limited liability company.

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

       On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC, a Nevada limited liability company. Under the terms of the contract, the Company had an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC.

       On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of March 31, 2001, the Company owned 74% of the LLC. The LLC ceased operations on November 6, 2000. The charter on the M/V Entertainer has been terminated. See
Item 12. Certain Relationships and Related Transactions.

       On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly Belle's Casino, an existing casino facility located in Black Hawk, Colorado. Pursuant to the terms of the lease, the Company has an option to purchase the premises. The lease is contingent on the Company receiving approval for the transaction and issuance of regulatory licenses from the Colorado Gaming Commission. The Company's application with the Colorado Gaming Commission is still pending.


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

       COMPETITION. There are presently 20 casinos operating in Black Hawk, Colorado. In addition, there are 9 casinos operating in Central City which is adjacent to Black Hawk. The Company will be competing with many established casino companies, most of which have greater financial resources than the Company in the same market that the Company will be operating.

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

       MARKETING AND PROMOTION. The Company does not have sufficient funds with which to advertise market and promote its casino through a mass media campaign. If the Company obtains its gaming license and sufficient funding, the Company will focus its marketing efforts on direct mail to customers who are on a customer list obtained by the Company pursuant to its lease agreement. In addition, the Company will market into Denver through a limited amount of print, radio and billboard advertising.

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

       DEFAULT IN COLORADO LEASE. Pursuant to the lease between Black Hawk Hotel Corporation and the Company, Black Hawk Hotel was to purchase 250,000 shares of the Company's common stock on or before March 1, 2000. Black Hawk did purchase 125,000 shares but has failed to purchase the remaining 125,000 shares. Further, the commencement date of the lease was October 1, 2000 and the Company is in default under this provision. The parties are negotiating in good faith to reinstate the lease.

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

EMPLOYEES

       As of July 16, 2001, the Company employed approximately 3 employees. Of the Company's 3 employees, 2 are executive and management personnel and 1 is engaged primarily in administrative positions. None of the Company's employees is a party to a collective bargaining agreement. The Company considers its employee relations to be generally satisfactory.

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

       The Company leased the following locations for its operations during the fiscal year ended March 31, 2001:


                         LOCATION                                                 LEASE TERM
301 Gregory Street                                         5 years commencing the earlier of October 1,
Black Hawk, Colorado                                       2000 or the issuance of a gaming license by
Lease of Lilly Belle's Casino                              the Colorado Gaming Commission.  Thereafter,
                                                           3 additional terms of 5 years each.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------


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

o      Debra Rasheed V. Casino Padre

       On or about October 10, 2000, Debra Rasheed filed a lawsuit in the United States District Court, Southern District of Texas, Brownsville Division, against Casino Padre Investment Company, LLC and the vessel M/V Casino Padre, seeking damages for injuries allegedly sustained while acting as an employee of Casino Padre. Although management believed that there was no support for Plaintiff's factual allegations, management entered into a settlement agreement for an amount that was less than the legal fees would have been incurred in defending the matter. On July 12, 2001, a Compromise, Settlement, Release, Indemnity and Confidentiality Agreement was entered into between the Plaintiff and the Defendants.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


       The Company's Common Stock is not traded on a registered securities exchange, or on NASDAQ. The Company's Common Stock has been quoted on the OTC Bulletin Board since 1987. It traded under the symbol "DICE" from July 14, 1999 to August 23, 2000. The stock was delisted from August 23, 2000 to May 23, 2001 and began trading under the symbol "SBET" on May 24, 2001. The following table sets forth the range of high and low bid quotations for each fiscal quarter within the last two fiscal years, as well as the current fiscal year. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.


FISCAL QUARTER ENDED                               HIGH BID     LOW BID

June 30, 1999.................................       $0.06       $0.06
September 30, 1999............................       $1.38       $0.75
December 31, 1999.............................       $2.00       $0.13
March 31, 2000................................       $2.00       $0.63
June 30, 2000.................................       $ .68       $ .37
September 30, 2000............................         -           -
December 31, 2000.............................         -           -
March 31, 2001................................         -           -

       As of March 31, 2001 there were 290 record holders of the Company's Common Stock. On July 16, 2001 there were 292 record holders of the Company's
Common Stock. The date of the last trade was June 7, 2001 at a price of $.01. Since the Company's inception, no cash dividends have been declared on the Company's Common Stock.

       In May 2000, $9,585 was received from David Brannen and $4,667 from GW Sports Promoting. These amounts were for shares subscribed during the year ended March 31, 2000. These sales and issuances of securities and the transactions were deemed to be exempt of registration under the Securities Act by virtue of
Section 4(2). Appropriate legends were affixed to stock certificates issued in the above transactions. The securities were offered and sold by the Company without any underwriters. All of the purchasers were deemed to be sophisticated with respect to the investment and securities of the Company by virtue of their financial condition and/or relationship to members of the management of the Company.

       The  Securities  and  Exchange  Commission  (SEC) has adopted  rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national exchanges or quoted on the NASDAQ system). If the Company's shares are traded for less than $5 per share, as they currently are, the shares will be subject to the SEC's penny stock rules unless (1) the Company's net tangible assets exceed $5,000,000 during the Company's first three years of continuous operations or $2,000,000 after the Company's first three years of continuous operations; or (2) the Company has had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as the Company's Common Stock is subject to the penny stock rules, the holders of the Common Stock may find it difficult to sell the Common Stock of the Company.


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

RESULTS OF OPERATIONS

       The sole source of revenue for the Company through March 31, 2001 was derived from the operation of Casino Padre. Casino Padre began operations on November 18, 1999 and ceased operations on November 6, 2000. For the year ending March 31, 2001, the Company incurred a net loss of $227,529. The net loss for the previous fiscal year was $1,154,563.

       For the year ending March 31, 2001, revenues from operations were $1,966,621 while cost of sales were $146,676 and operating expenses were $2,077,474. A total of $30,000 was allocated to the minority interest in Casino Padre. For the previous fiscal year, sales were $447,968, with cost of sales of $46,225 and operating expenses of $1,556,307.

       General and administrative expenses for the year ending March 31, 2001, totaled $458,290. A total of $893,435 was expended for the operation of the casino and $594,250 for the operation of the vessel. Sales and marketing expenses were $131,499 for the period.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2001, the Company had a working capital deficiency of $713,341, as compared to a deficiency of $614,220 at March 31, 2000. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow of Casino Padre as Company does not presently have any operations.

       The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. From May 31, 1999 to August 20, 2000, Mr. Liberis advanced $118,000 to the Company. The loans are not evidenced by promissory notes and there is no fixed date for repayment. During the year ended March 31, 2001, the Company repaid a net amount of $43,614. At March 31, 2001, $77,859 was owed to Mr. Liberis.

       In addition, at March 31, 2001, $11,762 was owed to CSL Development Corporation for past due charter payments and accrued interest thereon. Mr. Liberis is also the President of CSL Development Corporation.

       The report of the Company's independent auditors on the financial statements for the year ended March 31, 2001, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to the loss incurred for the year ended March 31, 2001 and the working capital deficit and stockholders' deficit existing as of March 31, 2001. The Company must raise additional capital in order to fund operations.

       The Company believes that it will be able to raise additional capital through debt and equity financing which, along with additional loans from its principal shareholders, will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will be able to raise additional capital or to take advantage of any expansion opportunities that may become available. There can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to allow the Company to finance any further business opportunities.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------


       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------


         The officers and directors of the Company are as follows:

NAME                         AGE              POSITION

Charles S. Liberis           59               Chairman of the Board of Directors, President, Chief
                                              Operating Officer

Michael Georgilas            47               Director

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

       CHARLES S. LIBERIS. Mr. Liberis was elected Chairman, President and Chief Operating Officer of the Company on July 8, 1999. Since 1992, Mr. Liberis served as President of CSL Development Corporation, a private company. CSL Development Corporation has been engaged in general development of real estate property including condominiums, resorts, golf courses, and casinos. Mr. Liberis was a founder of Europa Cruises Corporation (NASDAQ - KRUZ), Pensacola, Florida, and served as its Chief Executive Officer from 1989 to 1992. Prior to joining Europa, Mr. Liberis was a practicing attorney for over twenty years and was a Senior Partner in the law firm of Liberis, Sauls, and Fleming, P.A., with offices in Pensacola and Tallahassee, Florida, and Atlanta, Georgia. His practice consisted primarily of real estate and corporate reorganization law and he has had an extensive background in the reorganization of numerous hospitality operations. Mr. Liberis was a founder and served on the Board of Directors and as General Counsel of Southern National Bankshares, Atlanta, Georgia, from 1983 to 1985. Mr. Liberis majored in business and finance and received his Juris Doctorate from Stetson University College of Law in 1977. He is a member of the American and Florida Bar Associations and the International Association of Gaming Attorneys. Mr. Liberis has previously been found suitable for licensing by the Mississippi Gaming Commission.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the fiscal year ended March 31, 2001, Messrs. Liberis and Georgilas filed their reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) on a timely basis. There were no other known failures to file a report required by Section 16(a) of the Securities Exchange Act of 1934.


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

                                            SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                             ----------------------------------------- -------------------------------------------
                                                                                  AWARDS                PAYOUTS
                                                                       -----------------------------  ------------
                                                             OTHER       RESTRICTED     SECURITIES                  ALL OTHER
  NAME AND                                                  ANNUAL          STOCK       UNDERLYING                   COMPEN-
  PRINCIPAL                                                COMPENSA       AWARD(S)       OPTIONS/         LTIP       SATION
  POSITION         YEAR       SALARY ($)     BONUS ($)     TION ($)          ($)         SARS (#)       PAYOUTS        ($)
-------------  ------------  ------------  ------------- ------------- --------------- -------------  ------------ -----------
Charles S.         2000         $0.00          $0.00         $0.00       $1,000,000          0             0          $0.00
Liberis,                                                                     (2)<F2>
President          2001         $0.00          $0.00         $0.00                           0             0          $0.00
(1)<F1>


---------------

(1)<F1>  Charles S. Liberis was the President of the Company from July 8, 1999 to present.
(2)<F2>  Mr. Liberis received no cash compensation or other benefits for the fiscal year ended March 31, 2001.  Mr. Liberis received 1,000,000 of restricted common stock for services rendered as a consultant, director, and executive officer of the Company through July 12, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------


       The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 31, 2001:

NAME AND ADDRESS OF OWNER                               NUMBER OF SHARES OWNED              PERCENT OF CLASS (1)<F1>

Charles S. Liberis                                             6,000,000                            76.1%
1610 Barrancas Avenue
Pensacola, FL  32501
Michael Georgilas                                               75,000                              1.0%
Ellis 26
N. Erythrea 14671
Athens, Greece
Officers and directors as a group                              6,075,000                            77.0%
  (3 persons)
---------------

(1)<F1>  This table is based on 7,889,169 shares of common stock outstanding on March 31, 2001.


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

       On October 1, 1999, Casino Padre Investment Company LLC entered into a Charter Agreement to charter the vessel, "MV Entertainer", and the equipment associated therewith, pursuant to a Charter Agreement (the "Charter Agreement") with CSL Development Corporation (CSLD). The initial charter period was for five
(5) years commencing on October 1, 1999. The Charter Agreement was terminated. At March 31, 2001, $11,762 was owed to CSLD.

       From May 31, 1999 to March 31, 2001, Charles Liberis, the President of the Company, advanced to the Company a total of $118,000. The loans are not evidenced by promissory notes. There is no fixed date for repayment. During the year ended March 31, 2001, the Company repaid net amounts to Mr. Liberis amounting to $43,617. At March 31, 2001, $77,859 was owed to Mr. Liberis.

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

                                        SUREBET CASINOS, INC.


Date: July 16, 2001                     By:/S/ CHARLES S. LIBERIS
                                           -------------------------------------



       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                                  DATE


/s/ Charles Liberis                                  July 16, 2001
Chairman of the Board of Directors,
President and Chief Operating Officer
(Principal Executive, Financial
and Accounting Officer)

/s/ Michael Georgilas                                July 16, 2001
Director

                      SUREBET CASINOS, INC. AND SUBSIDIARY

                   Index To Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report................................................F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000...................F-3

Consolidated Statements of Operations
         for the Years Ended March 31, 2001 and 2000........................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the Years Ended March 31, 2001 and 2000........................F-5

Consolidated Statements of Cash Flows
         for the Years Ended March 31, 2001 and 2000........................F-6

Notes to Consolidated Financial Statements..................................F-7


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
SureBET Casinos, Inc.

We have audited the accompanying consolidated balance sheets of SureBET Casinos, Inc. and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureBET Casinos, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                            /s/ JACKSON & RHODES P.C.


                              Jackson & Rhodes P.C.



Dallas, Texas
July 10, 2001

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2001 and 2000


                                     ASSETS
                                                                                       2001                2000
                                                                                   ------------        ------------
 Current assets:
       Cash                                                                        $        -          $    36,677
       Receivables                                                                      15,630               6,116
       Inventory                                                                            -                8,715
                                                                                   ------------        ------------
            Total current assets                                                        15,630              51,508

 Furniture, leasehold improvements and equipment:
       Furniture and equipment                                                              -               37,252
       Leasehold improvements                                                               -               88,460
                                                                                   ------------        ------------
                                                                                            -              125,712
       Accumulated depreciation                                                             -              (12,548)
                                                                                   ------------        ------------
            Net furniture and equipment                                                     -              113,164
                                                                                   ------------        ------------
 Other assets:
       Deposit on claim (Note 5)                                                       140,000             140,000
       Deposit on Colorado casino lease (Note 5)                                       200,000             200,000
       Other                                                                                -                  992
                                                                                   ------------        ------------
            Total other assets                                                         340,000             340,992
                                                                                   ------------        ------------
                                                                                   $   355,630         $   505,664
                                                                                   ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
       Accounts payable and accrued liabilities                                    $   639,350         $   276,666
       Due to shareholder (Note 6)                                                      77,859             121,473
       Due to CSL Development Corporation (Notes 5 and 6)                               11,762             267,589
                                                                                   ------------        ------------
                  Total current liabilities                                            728,971             665,728
                                                                                   ------------        ------------
 Commitments and contingencies (Note 5)                                                     -                   -

 Stockholders' equity (deficit):
       Preferred stock, $.01 par value, 500,000 shares authorized,
            none issued and outstanding                                                     -                   -
       Common stock, $.001 par value, 50,000,000 shares authorized,
            7,889,169 and 7,849,478 shares issued and outstanding                        7,889               7,849
       Additional paid-in capital                                                    5,569,866           5,555,654
       Accumulated deficit                                                          (5,951,096)         (5,723,567)
                                                                                   ------------        ------------
            Total stockholders' equity (deficit)                                      (373,341)           (160,064)
                                                                                   ------------        ------------
                                                                                   $   355,630         $   505,664
                                                                                   ============        ============

                 See notes to consolidated financial statements.
                                       F-3

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2001 and 2000



                                                                                       2001                2000
                                                                                   ------------        ------------
 Revenue:
       Casino revenue                                                              $ 1,417,571         $   314,208
       Ticket sales                                                                    208,133              76,376
       Food and beverage sales                                                         340,917              57,384
                                                                                   ------------        ------------
            Total revenue                                                            1,966,621             447,968
                                                                                   ------------        ------------
 Operating expenses:
       Cost of food and beverage sales                                                 146,676              46,225
       Casino operating costs                                                          893,435             357,891
       Casino vessel costs                                                             594,250             578,016
       Start-up costs                                                                       -             290,565
       Sales and marketing                                                             131,499             102,076
       General and administrative                                                      458,290             517,759
       Minority interest in losses                                                     (30,000)           (290,000)
                                                                                   ------------        ------------
            Total operating expenses                                                 2,194,150           1,602,532
                                                                                   ------------        ------------
            Net income (loss)                                                      $  (227,529)        $(1,154,564)
                                                                                   ============        ============

            Basic net loss per share                                               $     (0.03)        $     (0.28)
                                                                                   ============        ============

            Weighted average common shares outstanding                               7,869,324           4,162,123
                                                                                   ============        ============





          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended March 31, 2001 and 2000


                                                                                  Additional
                                                  Common Stock                      Paid-in       Accumulated
                                                     Shares          Amount         Capital         Deficit            Total
                                                   ----------       --------      -----------     ------------      -----------

 Balance March 31, 1999                            1,040,050        $ 1,040       $4,567,963      $(4,569,003)     $         -
 Common stock issued for cash                        184,428            184          151,816                -          152,000
 Common stock issued for services rendered         1,425,000          1,425          141,075                -          142,500
 Common stock issued for Casino Padre, Inc.        5,000,000          5,000          495,000                -          500,000
 Common stock issued for deposit on lease            200,000            200          199,800                -          200,000
 Net loss                                                  -              -                -       (1,154,564)      (1,154,564)
                                                   ----------       --------      -----------     ------------     ------------

 Balance, March 31, 2000                           7,849,478          7,849        5,555,654       (5,723,567)        (160,064)
 Adjustment to shares                                 39,691             40              (40)               -                -
 Receipt of cash for subscribed shares                     -              -           14,252                -           14,252
 Net loss                                                  -              -                -         (227,529)        (227,529)
                                                   ----------       --------      -----------     ------------     ------------
 Balance, March 31, 2001                           7,889,169        $ 7,889       $5,569,866      $(5,951,096)     $  (373,341)
                                                   ==========       ========      ===========     ============     ============
































          See accompanying notes to consolidated financial statements.
                                       F-5

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended March 31, 2001 and 2000



                                                                                       2001                2000
                                                                                   ------------        ------------
Cash flows from operating activities:
       Net income (loss)                                                           $  (227,529)        $(1,154,564)
       Adjustments to reconcile net loss to net cash
            used in operating activities:
                Depreciation                                                            15,072              12,548
                Loss on disposition of assets                                           98,092                  -
                Shares issued for services                                                  -              142,500
                Minority interest in losses                                            (30,000)           (290,000)
                Changes in operating assets and liabilities:
                      Accounts receivable                                               (9,514)             (6,116)
                      Inventory                                                          8,715              (8,715)
                      Other assets                                                         992            (120,742)
                      Accounts payable and accrued liabilities                         362,684             526,666
                                                                                   ------------        ------------
                          Net cash used in operating activities                        218,512            (898,423)

Cash flows from investing activities:
       Purchase of furniture and equipment                                                  -             (125,712)
                                                                                   ------------        ------------
Cash flows from financing activities:
       Net advances from shareholder                                                  (299,441)            118,812
       Sale of shares of subsidiary to minority interests                               30,000             290,000
       Sale of common shares                                                            14,252             652,000
                                                                                   ------------        ------------
                          Net cash provided by financing activities                   (255,189)          1,060,812

Net increase (decrease) in cash and cash equivalents                                   (36,677)             36,677

Cash at beginning of year                                                               36,677                  -
                                                                                   ------------        ------------
Cash at end of year                                                                $        -          $    36,677
                                                                                   ============        ============

Supplemental disclosure:
       Total interest paid                                                         $        -          $        -
                                                                                   ============        ============

Noncash transactions:
        During the year ended March 31, 2000, the Company issued 200,000 common shares for a deposit on a casino in Colorado.



          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


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

       M/Ventertainer (name changed in April 2000 to M/V Casino Padre) and the gaming operations located on the ship on behalf of and for the account of Casino Padre. On October 27, 1999, the Company acquired 50 membership units in Casino Padre in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre. The shares were acquired from Charles S. Liberis, the President of the Company. Casino Padre was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of March 31, 2000, the Company owns 61% of Casino Padre. Casino Padre ceased operations on November 6, 2000.

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

       On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly Belle's Casino, an existing casino facility located in Black Hawk, Colorado. Pursuant to terms of the lease, the Company has an option to purchase the premises. The lease is contingent on the Company receiving approval for the transaction and issuance of regulatory licenses from the Colorado Gaming Commission. As of this date, the Company has not received approval from the Colorado Gaming Commission. Even if approval is received, there is no assurance that the Company can raise the capital required to commence operations.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GOING CONCERN

       The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting a net loss of $227,529 and $1,154,564 for the years ended March 31, 2001 and 2000, respectively, and has a working capital deficit of $713,341 and a stockholders' deficit of $373,341 at that date. The following is a summary of management's plan to raise capital and generate additional operating funds.

       As explained in Note 4, the Company has raised approximately $750,000 in cash in the last two years by the sale of common shares, including $500,000 in Casino Padre. The Company continually explores the raising of additional capital through such means. The Company

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       GOING CONCERN (CONTINUED)

       believes that it will be able to raise additional capital through debt and equity financing, along with loans from its principal shareholders, which will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will be able to raise additional capital or take advantage of any expansion opportunities that may become available. There can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to allow the Company to finance any further business opportunities.

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

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.     INCOME TAXES

       At March 31, 2001 the Company had net operating loss carryforwards totaling approximately $6,200,000 available to reduce future taxable income through the year 2014. Due to changes in control of the Company, these carryforwards are generally limited on an annual basis.

       Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

       Deferred tax assets are comprised of the following:


                                                          March 31,
                                                    2001            2000
                                                ------------    ------------

       Net operating loss carryforwards         $ 2,108,000     $ 2,040,000
         Valuation allowance                     (2,108,000)     (2,040,000)
                                                ------------    ------------
           Net deferred tax asset               $       -       $       -
                                                ------------    ------------

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     INCOME TAXES (CONTINUED)

       The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

4.     COMMON STOCK

       During the year ended March 31, 2001, Casino Padre sold 30,000 units for $30,000.

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

       In February 2000, the Company entered in subscription agreements with two individuals for the purchase of an aggregate of 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at $.687 per share for a period of five years. The purchase price of the units is $.6525 per share. The individuals purchased an aggregate of 59,428 units in March 2000; therefore, there exist 59,428 warrants to purchase common shares outstanding at March 31, 2001.

       Fair value for the stock underlying stock warrants was determined using information available from other stock sale transactions at or near the grant date. In management's opinion, these transactions between willing parties included the best information available at the time of warrants to estimate the market value of the warrants. These fair values were used to determine the compensatory components of the stock warrants granted. Using the fair value method, the

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     COMMON STOCK (CONTINUED)

       fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000: dividend yield of 0.0 percent; expected volatility of zero percent; risk free interest rates of 5.5 percent; expected lives of two years. The Company recorded no compensation expense during the periods under FASB Statement 123 for warrants issued to non-employees because the value of the warrants was nominal.

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

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. CONTINGENT  LIABILITIES (CONTINUED)

       LITIGATION (CONTINUED)

       The vessel charter expense amounted to $250,000 for the year ended March 31, 2001. The lease of the vessel berth (month-to-month) amounted to $60,000 for the year ended March 31, 2001.

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


6.     RELATED PARTY TRANSACTIONS

       The Company has acquired Casino Padre from CSL (see Note 5).

       The Company's principal shareholder has loaned the Company funds of approximately $118,000 during the year ended March 31, 2000 and repaid net amounts owed to the principal shareholder amounting to $43,614. The Company also owed $250,000 to CSL for past due charter payments as of March 31, 2000. These payables include interest accrued at 12% per year. The Company has paid the past due charter payments as of March 31, 2001.