Form 10QSB
period 2001-06-30
SUREBET CASINOS INC
filed 2001-08-17
CIK 1110654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            7,889,169 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JUNE 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----    -----

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-QSB

                                                                           PAGE

PART I.         FINANCIAL INFORMATION

     ITEM 1.    Consolidated Balance Sheets as of June 30, 2001
                and March 31, 2001                                          3

                Consolidated Statements of Operations for the
                three months ended June 30, 2001 and 2000                   4

                Consolidated Statements of Cash Flows for the
                three months ended June 30, 2001 and 2000                   5

                Notes to Consolidated Financial Statements                  6

     ITEM 2.    Management's Discussion and Analysis or Plan of
                Operation                                                   9

PART II.        OTHER INFORMATION

     ITEM 1.    Legal Proceedings                                           11

     ITEM 2.    Changes in Securities                                       11

     ITEM 3.    Defaults Upon Senior Securities                             11

     ITEM 4.    Submission of Matters to a Vote of Security Holders         11

     ITEM 5.    Other Information                                           11

     ITEM 6.    Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                                  12

                       SUREBET CASINOS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2001 AND MARCH 31, 2001


                                     ASSETS

                                                                                    Unaudited          Audited
                                                                                     JUNE 30          MARCH 31
                                                                                  -------------     -------------
 Current assets:
       Receivables                                                                       15,630            15,630
                                                                                  -------------     -------------
           Total current assets                                                          15,630            15,630
                                                                                  -------------     -------------

       Deposit on claim                                                                 140,000           140,000
       Deposit on Colorado casino lease                                                 200,000           200,000
       Other                                                                                -                 -
                                                                                  -------------     -------------
           Total other assets                                                           340,000           340,000
                                                                                  -------------     -------------
                                                                                    $   355,630       $   355,630
                                                                                  =============     =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
       Accounts payable and accrued liabilities                                     $   639,752       $   639,350
       Due to shareholder                                                                75,687            77,859
       Due to CSL Development Corporation                                                13,934            11,762
                                                                                  -------------     -------------
                 Total current liabilities                                              729,373           728,971
                                                                                  -------------     -------------

 Commitments and contingencies                                                              -                 -

 Stockholders' equity (deficit):
       Preferred stock, $.01 par value, 500,000 shares authorized,
           none issued and outstanding                                                      -                 -
       Common stock, $.001 par value, 50,000,000 shares authorized,
           7,889,169 shares issued and outstanding                                        7,889             7,889
       Additional paid-in capital                                                     5,569,866         5,569,866
       Accumulated deficit                                                           (5,951,498)       (5,951,096)

                                                                                  -------------     -------------
           Total stockholders' equity (deficit)                                        (373,743)         (373,341)
                                                                                  -------------     -------------
                                                                                    $   355,630       $   355,630
                                                                                  =============     =============


                See notes to consolidated financial statements.

                       SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       QUARTER ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                      2001               2000
                                                                                  -------------      -------------
 Revenue:
      Casino revenue                                                               $       -          $   498,896
      Ticket sales                                                                         -              107,859
      Food and beverage sales                                                              -              145,041
                                                                                  -------------      -------------
           Total revenue                                                                   -              751,796
                                                                                  -------------      -------------

 Operating expenses:
      Cost of food and beverage sales                                                      -              123,376
      Casino operating costs                                                               -              270,060
      Casino vessel costs                                                                  -              667,735
      Start-up costs                                                                       -                  -
      Sales and marketing                                                                  -               88,743
      General and administrative                                                           402            161,750
      Minority interest in losses                                                          -              (30,000)
                                                                                  -------------      -------------
           Total operating expenses                                                        402          1,281,664
                                                                                  -------------      -------------
           Net income (loss) from continuing operations                                   (402)          (529,868)
 Discontinued operations:
      Gain on transfer of net liabilities to Imperial (Note 1)                             -                  -
      Operating losses of discontinued business                                            -                  -
                                                                                  -------------      -------------
                                                                                   $      (402)       $  (529,868)
                                                                                  =============      =============

 Basic net income (loss) per common share:
      From continuing operations                                                   $     (0.00)       $     (0.07)
      From discontinued operations                                                         -                  -
                                                                                  -------------      -------------
           Net income (loss)                                                       $     (0.00)       $     (0.07)
                                                                                  =============      =============
           Weighted average common shares outstanding                                7,889,169          7,864,542
                                                                                  =============      =============



          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      QUARTER ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                                   2001                2000
                                                                               -------------      -------------

Cash flows from operating activities:
       Net income (loss)                                                        $      (402)       $  (529,868)
       Adjustments to reconcile net loss to net cash
            used in operating activities:
                Minority interest in losses                                             -              (30,000)
                Changes in operating assets and liabilities:
                     Accounts receivable                                                -                 (406)
                     Inventory                                                          -                1,920
                     Other assets                                                       -              (21,898)
                     Accounts payable and accrued liabilities                           402            536,523
                                                                               -------------      -------------
                         Net cash used in operating activities                          -              (43,729)
                                                                               -------------      -------------

Cash flows from investing activities:
       Purchase of furniture and equipment                                              -               (2,072)
                                                                               -------------      -------------

Cash flows from financing activities:
       Sale of shares of subsidiary to minority interests                               -               30,000
       Sale of common shares                                                            -               21,600
                                                                               -------------      -------------
                         Net cash provided by financing activities                      -               51,600
                                                                               -------------      -------------

Net increase (decrease) in cash and cash equivalents                                    -                5,799

Cash at beginning of period                                                             -               36,677
                                                                               -------------      -------------

Cash at end of period                                                           $       -          $    42,476
                                                                               =============      =============


Supplemental disclosure:
       Total interest paid                                                      $       -          $       -
                                                                               =============      =============



          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED FINANCIAL INFORMATION

             The accompanying unaudited condensed consolidated financial statements of sureBET Casinos Inc. and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B of the U.S. Securities and Exchange Commission. They do not include all of the information and notes required by generally accepted accounting principles for complete corporate financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2001 included in the Company's Annual Financial Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with these financial statements included in Form 10-KSB. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.



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

             On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC ("Casino Padre"), a Nevada limited liability company. Under the terms of the contract, the Company had an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC. On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of June 30, 2001, the Company owned 61% of the LLC.

             The Company operated the M/V Casino Padre as a casino boat, conducting day and evening cruises of approximately six hours each from South Padre Island, Texas, until November 6, 2000 when CSL terminated the charter and Casino Padre ceased operations. As of June 30, 2001 Casino Padre was in arrears on its charter payments to CSL Development in the amount of $1,104,960.

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

             Efforts by the Company to settle its difficulties with Black Hawk Hotel Corporation have not been successful. Although the parties will continue to negotiate in good faith to revisit the lease, the Company has chosen to voluntarily withdraw its application with the Colorado Gaming Commission effective August 7, 2001. This withdrawal is without prejudice and if the Company is able to reinstate its lease the application with the Colorado Gaming Commission will be resubmitted.

3.       GOING CONCERN

             The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2001, the Company had a working capital deficiency of $713,743 and an accumulated deficit of $5,951,498. The Company does not believe that it will be able to meet its normal operating costs and expenses from operations.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The sole source of revenue for the Company had been derived from the operation of Casino Padre. On November 6, 2000, the Casino Padre operation was shut down. Accordingly, there were no revenues for the three months ended June 30, 2001, as compared to $751,796 of revenues for the same period of last year.

During the three months ended June 30, 2001, the Company incurred only $402 of general and administrative expenses, as compared to $1,281,664 of operating expenses for the three months ended June 30, 2000.

The above resulted in a net loss of $402 for the three months ended June 30, 2001, as compared to a net loss of $529,868 for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a working capital deficit of $713,743 and an accumulated deficit of $5,951,498.There was no cash flow for the three months ended June 30, 2001. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow of Casino Padre as Company does not presently have any operations.

The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. From May 31, 1999 to August 20, 2000, Mr. Liberis advanced $118,000 to the Company. The loans are not evidenced by promissory notes and there is no fixed date for repayment. During the year ended March 31, 2001, the Company repaid a net amount of $43,614. At June 30, 2001, $75,687 was owed to Mr. Liberis.

In addition, at June 30, 2001, $13,934 was owed to CSL Development Corporation for past due charter payments and accrued interest thereon. Mr. Liberis is also the President of CSL Development Corporation.

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

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this report, in particular, statements that use the words "believes", "intends", "anticipates", or "expects", are intended to identify forward looking statements that are subject to risks and uncertainties including, but not limited to, inclement weather, mechanical failures, increased competition, financing, governmental action, environmental opposition, legal actions, and other unforeseen factors.


The development of the Black Hawk, Colorado project, in particular, is subject toadditional risks and uncertainties, including, but not limited to, risks relating to permitting, financing, the activities of environmental groups, the outcome of litigation and the actions of federal, state, or local governments and agencies. The results of financial operations reported herein are not necessarily an indication of future prospects of the Company. Future results may differ materially.

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


                                     sureBET Casinos, Inc.
                                     (Registrant)


Date:  August 17, 2001               By:   /s/ CHARLES S. LIBERIS
                                        ----------------------------------------
                                            Charles S. Liberis
                                            Chairman of the Board, Chief
                                            Executive Officer and President
                                            (Principal Executive, Financial, and
                                            Accounting Officer)