Form 10KSB
period 2002-03-31
SUREBET CASINOS INC
filed 2002-07-15
CIK 1110654

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
       For the Fiscal Year Ended March 31, 2002

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

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /


Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /


Issuer's revenues for the fiscal year ended March 31, 2002:$-0-

Aggregate market value of the registrant's common stock held by non-affiliates as of July 8, 2002: APPROXIMATELY $36,283.

Number of shares of the registrant's common stock outstanding: 7,889,169 as of July 8, 2002.

Transitional Small Business Disclosure Format (check one):  Yes/  /  No/x/

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

     The Company is an Over the Counter Bulletin Board stock trading under the symbol "SBET". The Company's subsidiary is Casino Padre Investment Company, LLC, a Nevada limited liability company.

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

     On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of March 31, 2002, the Company owned 74% of the LLC. The LLC ceased operations on November 6, 2000. The charter on the M/V Entertainer has been terminated. See
Item 12. Certain Relationships and Related Transactions.

     On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly Belle's Casino, an existing casino facility located in Black Hawk, Colorado. Pursuant to the terms of the lease, the Company has an option to purchase the premises. The lease is contingent on the Company receiving approval for the transaction and issuance of regulatory licenses from the Colorado Gaming Commission. The Company's application with the Colorado Gaming Commission was withdrawn effective August 7, 2001.

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

     The Company issued 200,000 common shares valued at $200,000 as a deposit on the lease. Lilly Belle's Casino filed for bankruptcy in November 2001. The common shares that were issued are being held in escrow and the Company is currently negotiating to receive the shares back. Due to this uncertainty, the deposit has been written off during the year ended March 31, 2002. See Item 6. Management's Discussion and Analysis or Plan of Operation.

     THE BLACK HAWK MARKET. Black Hawk is a small mountain town located approximately 30 miles from Denver. Black Hawk is an historic mining town originally founded in the late 1800's following a large gold strike. Black Hawk is a tourist town and its heaviest traffic is in the summer months. Traffic generally decreases to its low point in the winter months.

     Black Hawk is one of only three Colorado cities where casino gaming is legal, the others being Cripple Creek and Central City. For the gaming year ended June 30, 2002, Black Hawk operated approximately 62% of the gaming devices and generated 72% of gaming revenues for these three cities during the gaming year ended June 30, 2002. As of June 30, 2002, there were 20 casinos operating in Black Hawk.

     COMPETITION. There are presently 20 casinos operating in Black Hawk, Colorado. In addition, there are 5 casinos operating in Central City which is adjacent to Black Hawk. The Company will be competing with many established casino companies, most of which have greater financial resources than the Company in the same market that the Company will be operating.

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

EMPLOYEES

     As of July 15, 2002, the Company is inactive and has no employees.

         The Company's future success depends in significant part upon the continued service of its key senior management personnel and its continuing ability to attract and retain highly qualified managerial personnel. The time that the officers and directors devote to the business affairs of the Company and the skill with which they discharge their responsibilities will substantially impact the Company's success. To the extent the services of these individuals would be unavailable to the Company for any reason, the Company would be required to identify, hire, train and retain other highly qualified managerial personnel to manage and operate the Company. The Company's business could be adversely affected to the extent such key individuals could not be replaced.


ITEM 2.   DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------

     The Company's administrative offices are located in 1,996 square feet of office space in Pensacola, Florida, that is owned by Charles S. Liberis, the Company's Chairman of the Board of Directors, Chief Executive Officer and principal stockholder. The Company pays no rent for the space.


ITEM 3.   LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------

o Newpark Shipbuilding-Pasadena, Inc. v. Vessel Casino Padre f/k/a/ Entertainer, its equipment, apparel, etc., in rem, and CSL Development Corporation, Casino Padre Investment Company LLC, and sureBET Casinos,
     Inc.,  its  owners  and/or  operators,  in  personam,  C.A.  No.  H-00-1014
     Admiralty.

     On or about March 23, 2000, Newpark Shipbuilding-Pasadena, Inc. filed a lawsuit in the United States District Court Southern District of Texas, Houston, Division, against Vessel Casino Padre f/k/a/ Entertainer, its equipment, apparel, etc., in rem, and CSL Development Corporation, Casino Padre Investment Company LLC, and sureBET Casinos, Inc., seeking the sum of $139,193.36 for repair work on the M/V Entertainer. The Defendants dispute the amount of the claim, have posted a bond in the amount claimed, and have counterclaimed against Newpark Shipbuilding-Pasadena, Inc. for deceptive trade practices, damages for improper workmanship and damages for delays caused by Newpark Shipbuilding-Pasadena, Inc. The parties are presently in settlement negotiations.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

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


FISCAL QUARTER ENDED                               HIGH BID          LOW BID

June 30, 2000....................................   $ 0.68           $ 0.37
September 30, 2000...............................      -                -
December 31, 2000................................      -                -
March 31, 2001...................................      -                -
June 30, 2001....................................      -                -
September 30, 2001...............................   $ 0.01           $ 0.01
December 31, 2001................................   $ 0.30           $ 0.01
March 31, 2002...................................   $ 0.10           $ 0.03
June 30, 2002....................................   $ 0.03           $ 0.01

     As of March 31, 2002 there were 291 record holders of the Company's Common Stock. On July 15, 2001 there were 292 record holders of the Company's Common Stock. On July 8, 2002, the closing bid price was $0.02. Since the Company's inception, no cash dividends have been declared on the Company's Common Stock.

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

RESULTS OF OPERATIONS

     The sole source of revenue for the Company through March 31, 2001 was derived from the operation of Casino Padre. Casino Padre began operations on November 18, 1999 and ceased operations on November 6, 2000. Accordingly, the Company had no revenues for the fiscal year ended March 31, 2002.

         For the year ending March 31, 2002, the Company incurred a net operating loss of $356,486, as compared to a net operating loss of $227,529 for the year ending March 31, 2001.

     For the year ending March 31, 2002, operating expenses were $356,486. For the year ending March 31, 2001, revenues from operations were $1,966,621 while cost of food and beverage sales were $146,676 and operating expenses were $2,077,474. A total of $30,000 was allocated to the minority interest in Casino Padre.

     General and administrative expenses for the year ending March 31, 2002, totaled $46,486 as compared to $458,290 for fiscal 2001. In fiscal 2002, the Company wrote off a deposit of $200,000 on the Black Hawk casino lease and recognized $110,000 as a legal settlement expense in connection with the Newpark Shipping - Pasadena claim. In fiscal 2001, a total of $893,435 was expended for the operation of the casino and $594,250 for the operation of the vessel. Sales and marketing expenses were $131,499 for the period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had a working capital deficiency of $759,827, as compared to a deficiency of $713,341 at March 31, 2001. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow of Casino Padre as the Company does not presently have any operations.

     The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. The loans are not evidenced by promissory notes and there is no fixed date for repayment. At March 31, 2002, $86,602 was owed to Mr. Liberis.

     In addition, at March 31, 2002, $27,101 was owed to CSL Development Corporation for past due charter payments and accrued interest thereon. Mr. Liberis is also the President of CSL Development Corporation.

         The report of the Company's independent auditors on the financial statements for the year ended March 31, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to the loss incurred for the year ended March 31, 2002 and the working capital deficit and stockholders' deficit existing as of March 31, 2002. The Company must raise additional capital, incur debt, or obtain financing in order to fund operations.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

     The officers and directors of the Company are as follows:

NAME                         Age               POSITION

Charles S. Liberis           60                Chairman of the Board of Directors, President, Chief
                                               Operating Officer
Michael Georgilas            48                Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the fiscal year ended March 31, 2002, there were no other known failures to file a report required by Section 16(a) of the Securities Exchange Act of 1934.


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

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                             ----------------------------------------- -------------------------------------------
                                                                                  AWARDS                PAYOUTS
                                                                       -----------------------------  ------------
                                                             OTHER       RESTRICTED     SECURITIES                  ALL OTHER
  NAME AND                                                  ANNUAL          STOCK       UNDERLYING                   COMPEN-
  PRINCIPAL                                                COMPENSA       AWARD(S)       OPTIONS/         LTIP       SATION
  POSITION         YEAR       SALARY ($)     BONUS ($)     TION ($)          ($)         SARS (#)       PAYOUTS        ($)
-------------  ------------  ------------  ------------- ------------- --------------- -------------  ------------ -----------
Charles S.         2000         $0.00          $0.00         $0.00       $1,000,000          0             0          $0.00
Liberis,                                                                     (2)<F2>
President          2001         $0.00          $0.00         $0.00          $0.00            0             0          $0.00
(1)<F1>            2002         $0.00          $0.00         $0.00          $0.00            0             0          $0.00
---------------

(1)<F1> Charles S. Liberis was the President of the Company from July 8, 1999 to present.

(2)<F2>  Mr. Liberis received 1,000,000 shares of restricted common stock for services rendered as a consultant, director, and executive officer of the Company through July 12, 1999.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

     The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 31, 2002:

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
  (3 persons)
---------------

(1))<F1>  This table is based on 7,889,169 shares of Common Stock outstanding on March 31, 2002.


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

     On October 1, 1999, Casino Padre Investment Company LLC entered into a Charter Agreement to charter the vessel, "MV Entertainer", and the equipment associated therewith, pursuant to a Charter Agreement (the "Charter Agreement") with CSL Development Corporation (CSLD). The initial charter period was for five
(5) years commencing on October 1, 1999. The Charter Agreement was terminated. At March 31, 2002, $27,101 was owed to CSLD.

     From May 31, 1999 to March 31, 2002, Charles Liberis, the President of the Company, advanced to the Company a total of $118,000. The loans are not evidenced by promissory notes. There is no fixed date for repayment. During the year ended March 31, 2002 the Company repaid net amounts to Mr. Liberis amounting to $43,617. At March 31, 2002, $86,602 was owed to Mr. Liberis.

     The Company's administrative offices are located in 1,996 square feet of office space in Pensacola, Florida, that is owned by Charles S. Liberis, the Company's Chairman of the Board of Directors, Chief Executive Officer and principal stockholder. The Company pays no rent for the space.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     The following exhibits are included with this registration statement:

EXHIBIT
 NUMBER                 DOCUMENT

     2.1     Agreement to Exchange Common Stock with U.S. Gaming & Leisure Corp. (1))<F1>
     3.1     Articles of Incorporation, as amended (1))<F1>
     3.2     Bylaws, as amended (1))<F1>
     10.1    Asset Purchase Agreement with Imperial Petroleum, Inc. (1))<F1>
     10.2    Management Contract with Casino Padre Investment Company, LLC (1))<F1>
     10.3    Lilly Belle lease (1))<F1>
     10.4    South Padre Island Sublease and Dockage Agreement (1))<F1>
     10.5    Charter Agreement with CSL Development Corporation (1))<F1>
     21      Subsidiaries of the Registrant (1))<F1>
     ---

     (1))<F1>Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB dated April 10, 2000 and incorporated by reference herein.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUREBET CASINOS, INC.


Date: July 15, 2002                     By:/S/ CHARLES S. LIBERIS
                                           ------------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                                  DATE

/s/ Charles Liberis                                  July 15, 2002
Chairman of the Board of Directors,
President and Chief Operating Officer
(Principal Executive, Financial and
Accounting Officer)

/s/ Michael Georgilas                                July 15, 2002
Director

                      SUREBET CASINOS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE

Independent Auditors' Report........................................F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001...........F-3

Consolidated Statements of Operations
         for the Years Ended March 31, 2002 and 2001................F-4

Consolidated Statements of Changes in Stockholders' Deficit
         for the Years Ended March 31, 2002 and 2001................F-5

Consolidated Statements of Cash Flows
         for the Years Ended March 31, 2002 and 2001................F-6

Notes to Consolidated Financial Statements..........................F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
SureBET Casinos, Inc.

We have audited the accompanying consolidated balance sheets of SureBET Casinos, Inc. and subsidiary as of March 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SureBET Casinos, Inc. and subsidiary as of March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern at March 31, 2002. Management's plans in regard to that matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         /s/ WHITLEY PENN
                                                         Whitley Penn



Dallas, Texas
July 11, 2002

                           SUREBET CASINOS, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                  March 31, 2002 and 2001

                                     ASSETS

                                                                            2002             2001
                                                                        ------------     ------------
Current assets:
  Cash                                                                  $       -        $       -
  Receivables                                                                   -             15,630
                                                                        ------------     ------------
    Total current assets                                                        -             15,630
                                                                        ------------     ------------

Other assets:
  Deposit on claim (Note 5)                                                  30,000          140,000
  Deposit on Colorado casino lease (Note 5)                                     -            200,000
                                                                        ------------     ------------
    Total other assets                                                       30,000          340,000
                                                                        ------------     ------------
                                                                        $    30,000      $   355,630
                                                                        ============     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                              $   646,124      $   639,350
  Due to shareholder (Note 6)                                                86,602           77,859
  Due to CSL Development Corporation (Notes 5 and 6)                         27,101           11,762
                                                                        ------------     ------------
    Total current liabilities                                               759,827          728,971
                                                                        ------------     ------------

Commitments and contingencies (Note 5)                                          -                -

Stockholders' deficit:
  Preferred stock, $.01 par value, 500,000 shares authorized,
    none issued and outstanding                                                 -                -
  Common stock, $.001 par value, 50,000,000 shares authorized,
    7,889,169 shares issued and outstanding                                   7,889            7,889
  Additional paid-in capital                                              5,569,866        5,569,866
  Accumulated deficit                                                    (6,307,582)      (5,951,096)
                                                                        ------------     ------------
      Total stockholders' deficit                                          (729,827)        (373,341)
                                                                        ------------     ------------
                                                                        $    30,000      $   355,630
                                                                        ============     ============



                See notes to consolidated financial statements.
                                       F-3

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2002 and 2001


                                                                            2002             2001
                                                                        ------------     ------------
Revenue:
  Casino revenue                                                        $       -        $ 1,417,571
  Ticket sales                                                                  -            208,133
  Food and beverage sales                                                       -            340,917
                                                                        ------------     ------------
    Total revenue                                                               -          1,966,621
                                                                        ------------     ------------

Operating expenses:
  Cost of food and beverage sales                                               -            146,676
  Casino operating costs                                                        -            893,435
  Casino vessel costs                                                           -            594,250
  Sales and marketing                                                           -            131,499
  General and administrative                                                 46,486          458,290
  Write-off of deposit (Note 5)                                             200,000              -
  Legal settlement (Note 5)                                                 110,000              -
  Minority interest in losses                                                   -            (30,000)
                                                                        ------------     ------------

    Total operating expenses                                                356,486        2,194,150
                                                                        ------------     ------------
    Net loss                                                            $  (356,486)     $  (227,529)
                                                                        ============     ============


    Basic net loss per share                                            $     (0.05)     $     (0.03)
                                                                        ============     ============

    Weighted average common shares outstanding                            7,889,169        7,869,324
                                                                        ============     ============







          See accompanying notes to consolidated financial statements.
                                       F-4

                      SUREBET CASINOS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) Years
                          Ended March 31, 2002 and 2001



                                                                            Additional
                                               COMMON STOCK                   Paid-in          Accumulated
                                             SHARES           AMOUNT          CAPITAL            DEFICIT            TOTAL
                                            ---------         ------        -----------       ------------       ----------
 Balance, March 31, 2000                    7,849,478         $7,849        $5,555,654        $(5,723,567)       $(160,064)
 Adjustment to shares                          39,691             40               (40)                 -                -
 Receipt of cash for subscribed shares              -              -            14,252                  -           14,252
 Net loss                                           -              -                 -           (227,529)        (227,529)
                                            ---------         ------        -----------       ------------       ----------
 Balance, March 31, 2001                    7,889,169          7,889         5,569,866         (5,951,096)        (373,341)
 Net loss                                           -              -                 -           (356,486)        (356,486)
                                            ---------         ------        -----------       ------------       ----------
 Balance, March 31, 2002                    7,889,169         $7,889        $5,569,866        $(6,307,582)       $(729,827)
                                            =========         ======        ===========       ============       ==========






          See accompanying notes to consolidated financial statements.
                                       F-5

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2002 AND 2001


                                                                             2002             2001
                                                                          ----------       ----------
Cash flows from operating activities:
  Net loss                                                                $(356,486)       $(227,529)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                                              -             15,072
      Loss on disposition of assets                                             -             98,092
      Minority interest in losses                                               -            (30,000)
      Legal settlement                                                      110,000              -
      Write-off of deposit                                                  200,000              -
      Changes in operating assets and liabilities:
        Accounts receivable                                                  15,630           (9,514)
        Inventory                                                               -              8,715
        Other assets                                                            -                992
        Accounts payable and accrued liabilities                             30,856          362,684
                                                                          ----------       ----------
          Net cash provided by operating activities                             -            218,512
                                                                          ----------       ----------

Cash flows from financing activities:
  Net advances from shareholder                                                 -           (299,441)
  Sale of shares of subsidiary to minority interests                            -             30,000
  Sale of common shares                                                         -             14,252
                                                                          ----------       ----------

          Net cash used in financing activities                                 -           (255,189)
                                                                          ----------       ----------

Net decrease in cash and cash equivalents                                       -            (36,677)

Cash at beginning of year                                                       -             36,677
                                                                          ----------       ----------

Cash at end of year                                                       $     -          $     -
                                                                          ==========       ==========

Supplemental disclosure:
  Total interest paid                                                     $     -          $     -
                                                                          ==========       ==========







          See accompanying notes to consolidated financial statements.
                                       F-6

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


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

     Under the direction of its new management, the Company intends to develop, acquire, joint venture, manage and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that are under performing financially.

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

     M/Ventertainer (name changed in April 2000 to M/V Casino Padre) and the gaming operations located on the ship on behalf of and for the account of Casino Padre. On October 27, 1999, the Company acquired 50 membership units in Casino Padre in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre. The shares were acquired from Charles S. Liberis, the President of the Company. Casino Padre was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of March 31, 2002, the Company owns 74% of Casino Padre. Casino Padre ceased operations on November 6, 2000.

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

     On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly Belle's Casino, an existing casino facility located in Black Hawk, Colorado. Pursuant to terms of the lease, the Company has an option to purchase the premises. The lease is contingent on the Company receiving approval for the transaction and issuance of regulatory licenses from the Colorado Gaming Commission. The Company's application with the Colorado Gaming Commission was withdrawn effective August 7, 2001.

     The Company is currently considered a "public shell" corporation with nominal business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

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

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIS OF PRESENTATION (CONTINUED)

     The Company has suffered continuing net losses from operations and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern as of March 31, 2002. As explained in Note 1, without a merger partner or acquisition of operating assets, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

     The Company believes that it will be able to raise additional capital through debt and equity financing, along with loans from its principal shareholders, which will be sufficient to meet the Company's current working capital needs for at least the next twelve months. However, there can be no assurance that the Company will be able to raise additional capital or take advantage of any expansion opportunities that may become available. There can be no assurance that additional capital will be available at all, at an acceptable cost, or on a basis that is timely to allow the Company to finance any further business opportunities.

     STATEMENT OF CASH FLOWS

     For statement of cash flow purposes, the Company considers short-term investments, with an original maturity of three months or less to be cash equivalents.

     USE OF ESTIMATES AND ASSUMPTIONS

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     NET LOSS PER COMMON SHARE

     The Company follows the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides a different method of calculating earnings per share than was formerly used in APB Opinion 15. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company has no dilutive securities, the accompanying presentation is only of basic loss per share.

3.   INCOME TAXES

     At March 31, 2002, the Company had net operating loss carryforwards totaling approximately $6,220,000 available to reduce future taxable income through the year 2014. Due to changes in control of the Company, these carryforwards are generally limited on an annual basis.

     Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     Deferred tax assets are comprised of the following:

                                                         March 31,
                                                   2002            2001
     Net operating loss carryforwards          $ 2,114.800     $ 2,108,000
       Valuation allowance                      (2,114,800)     (2,108,000)
                                               ------------    ------------
         Net deferred tax asset                $      --       $      --
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

     In February 2000, the Company entered into subscription agreements with two individuals for the purchase of an aggregate of 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at $.687 per share for a period of five years. The purchase price of the units is $.6525 per share. The individuals purchased an aggregate of 59,428 units in March 2000; therefore, there exist 59,428 warrants to purchase common shares outstanding at March 31, 2002

5.   CONTINGENT LIABILITIES

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

     The fair value of financial instruments classified as current liabilities including accounts payable, due to shareholder, and due to CSL Development Corporation (see Note 6) approximate carrying value due to the short-term maturity of the instruments.

     LITIGATION

     In March 2000, Newpark Shipbuilding - Pasadena, Inc. ("Newpark") filed lawsuit against the Company seeking approximately $140,000 for repair work on the M/V Casino Padre. The Company disputes the amount of the claim and has posted a bond in the amount of $140,000 and have counterclaimed against Newpark for deceptive trade practices, damages for improper workmanship and damages for delays caused by Newpark. The Company is vigorously defending itself in this matter; however, the Company recognized $110,000 as settlement expense and anticipates that it will be refunded the remaining $30,000.

     DEPOSIT ON CASINO LEASE

     As explained in Note 4, the Company has issued 200,000 common shares valued at $200,000 as a deposit on the lease of a casino in Black Hawk, Colorado. The lease was a five-year lease for $30,000 per month and would commence the earlier of October 1, 2000 or the issuance of a gaming license by the Colorado Gaming Commission. The casino has filed for bankruptcy. The common shares that were issued are being held in escrow and the Company is currently in negotiations to receive the shares back; however, due to this uncertainty, the deposit has been written-off during the year ended March 31, 2002.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   CONTINGENT LIABILITIES (CONTINUED)

     Lease Commitments

     The vessel charter expense amounted to $250,000 for the year ended March 31, 2001 (see Note 6). The lease of the vessel berth (month-to-month) amounted to $60,000 for the year ended March 31, 2001.

6.   RELATED PARTY TRANSACTIONS

     The payable to a principal shareholder included accrued interest at a rate of 12% annually. The Company also owed CSL Development Corporation for past due charter payments, payment of other operating expenses and for accrued interest at 12% annually. Mr. Liberis is also president of CSL Development Corporation.