Form 10QSB
period 2002-06-30
SUREBET CASINOS INC
filed 2002-08-14
CIK 1110654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to ________________

                         Commission file number: 0-30263

                              SUREBET CASINOS, INC.
        (Exact name of small business issuer as specified in its charter)

                   UTAH                              75-1878071
    (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)             (Identification No.)


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

            7,889,169 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JUNE 30, 2002

 Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                 -----    -----

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

 ITEM 1. Consolidated Balance Sheets as of June 30, 2002 and
         March 31, 2002                                                        3

         Consolidated Statements of Operations for the three
         months ended June 30, 2002 and 2001                                   4

         Consolidated Statements of Cash Flows for the three
         months ended June 30, 2002 and 2001                                   5

         Notes to Consolidated Financial Statements                            6

 ITEM 2. Management's Discussion and Analysis or Plan of Operation             9

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings                                                    11

 ITEM 2. Changes in Securities                                                11

 ITEM 3. Defaults Upon Senior Securities                                      11

 ITEM 4. Submission of Matters to a Vote of Security Holders                  11

 ITEM 5. Other Information                                                    11

 ITEM 6. Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

                  SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                    June 30, 2002 and March 31, 2002

                                     ASSETS

                                                              June 30, 2002          March 31, 2002
                                                          ---------------------    -------------------
                                                                (Unaudited)
Current assets:
   Cash                                                   $             -          $            -
   Receivables                                                          -                       -
                                                          ---------------------     -------------------
      Total current assets                                              -                       -
                                                          ---------------------     -------------------

Other assets:
   Deposit on claim (Note 3)                                         24,000                  30,000
   Deposit on Colorado casino lease                                     -                       -
                                                          ---------------------     -------------------
      Total other assets                                             24,000                  30,000
                                                          ---------------------     -------------------
                                                          $          24,000         $        30,000
                                                          =====================     ===================


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities               $         646,124          $      646,124
   Due to shareholder (Note 4)                                       96,602                  86,602
   Due to CSL Development Corporation (Note 4)                       29,014                  27,101
                                                          ---------------------     -------------------
      Total current liabilities                                     771,740                 759,827
                                                          ---------------------     -------------------

Commitments and contingencies                                           -                       -

Stockholders' deficit:
   Preferred stock, $.01 par value, 500,000 shares
      authorized, none issued and outstanding                           -                       -
   Common stock, $.001 par value, 50,000,000 shares
      authorized, 7,889,169 shares issued and outstanding             7,889                   7,889
   Additional paid-in capital                                     5,569,866               5,569,866
   Accumulated deficit                                           (6,325,495)             (6,307,582)
                                                          ---------------------     -------------------
      Total stockholders' deficit                                  (747,740)               (729,827)
                                                          ---------------------     -------------------
                                                          $          24,000         $        30,000
                                                          =====================     ===================


                See notes to consolidated financial statements.

                   SUREBET CASINOS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended June 30, 2002 and 2001
                               (Unaudited)


                                                                2002                 2001
                                                        ------------------     -----------------
Revenue:
   Casino revenue                                       $          -           $         -
   Ticket sales                                                    -                     -
   Food and beverage sales                                         -                     -
                                                        ------------------     -----------------
      Total revenue                                                -                     -
                                                        ------------------     -----------------

Operating expenses:
   Cost of food and beverage sales                                 -                     -
   Casino operating costs                                          -                     -
   Casino vessel costs                                             -                     -
   Sales and marketing                                             -                     -
   General and administrative                                   11,913                   402
   Write-off of deposit (Note 5)                                 6,000                   -
   Legal settlement (Note 5)                                       -                     -
   Minority interest in losses                                     -                     -
                                                        ------------------     -----------------
      Total operating expenses                                  17,913                   402
                                                        ------------------     -----------------
      Net loss                                          $      (17,913)        $        (402)
                                                        ==================     =================

      Basic net loss per share                          $        (0.00)        $         -
                                                        ==================     =================
      Weighted average common shares outstanding             7,889,169             7,889,169
                                                        ==================     =================



          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                                         2002                  2001
                                                                  ------------------    ------------------

Cash flows from operating activities:
   Net loss                                                       $       (17,913)      $        (402)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                         -                   -
         Loss on disposition of assets                                        -                   -
         Minority interest in losses                                          -
         Legal settlement                                                     -                   -
         Write-off of deposit                                               6,000                 -
         Changes in operating assets and liabilities:
            Accounts receivable                                               -                   -
            Inventory                                                         -                   -
            Other assets                                                      -                   -
            Accounts payable and accrued liabilities                          -                  (402)
                                                                  ------------------    ------------------
               Net cash provided by operating activities                  (11,913)                -
                                                                  ------------------    ------------------

Cash flows from financing activities:
   Net advances from shareholder                                           11,913                 -
   Sale of shares of subsidiary to minority interests                         -                   -
   Sale of common shares                                                      -                   -
                                                                  ------------------    ------------------
               Net cash used in financing activities                       11,913                 -
                                                                  ------------------    ------------------

Net decrease in cash and cash equivalents                                     -                   -

Cash at beginning of year                                                     -                   -
                                                                  ------------------    ------------------

Cash at end of year                                               $           -         $         -
                                                                  ==================    ==================


Supplemental disclosure:
   Total interest paid                                            $           -         $         -
                                                                  ==================    ==================



          See accompanying notes to consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED FINANCIAL INFORMATION

             The accompanying unaudited condensed consolidated financial statements of sureBET Casinos Inc. and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B of the U.S. Securities and Exchange Commission. They do not include all of the information and notes required by generally accepted accounting principles for complete corporate financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with these financial statements included in Form 10-KSB. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.


2.       DESCRIPTION OF BUSINESS

             During the years ended March 31, 1999 and 1998, sureBET Casinos, Inc. ("the Company") had no operating assets and had been investigating the acquisition of an operating business. The Company changed its name on June 24, 1999 from Wexford Technology, Incorporated. In connection with an Agreement to Exchange Stock with U.S. Gaming and Leisure Corp. ("USG&L") (see below), the Company entered into an Asset Purchase
         Agreement (the "Agreement") on March 5, 1999 with its controlling shareholder, Imperial Petroleum, Inc. ("Imperial"). The Agreement provided that Imperial would acquire all the assets and liabilities of the Company. No consideration was exchanged in return for the sale of the net liabilities of the Company. As a result of the Agreement, the Company had no assets or liabilities as of March 31, 1999.

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

             On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC ("Casino Padre"), a Nevada limited liability company. Under the terms of the contract, the Company had an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre. On October 27, 1999, the Company acquired 50 membership units in Casino Padre in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre. The shares were acquired from Charles S. Liberis, the President of the Company. Casino Padre was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of June 30, 2002, the Company owned 74% of Casino Padre. Casino Padre ceased operations on November 6, 2000.

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


3.       DEPOSIT ON CLAIM

             In March 2000, Newpark Shipbuilding - Pasadena, Inc. ("Newpark") filed a lawsuit against the Company seeking approximately $140,000 for repair work on the M/V Casino Padre. The Company disputes the amount of the claim and has posted a bond in the amount of $140,000 and has counterclaimed against Newpark for deceptive trade practices, damages for improper workmanship and damages for delays caused by Newpark. The Company is vigorously defending itself in this matter; however, the Company recognized $110,000 as settlement expense during the fiscal year ended March 31, 2002 and an additional $6,000 during the three months ended June 30, 2002. It anticipates that it will be refunded the remaining $24,000.

4.       RELATED PARTY TRANSACTIONS

             The payable to a principal shareholder included accrued interest at a rate of 12% annually. The Company also owed CSL Development Corporation for past due charter payments, payment of other operating expenses and for accrued interest at 12% annually. Mr. Liberis is also president of CSL Development Corporation.

5.       GOING CONCERN

             The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At June 30, 2002, the Company had a working capital deficiency of $771,740 and an accumulated deficit of $6,325,495. The Company does not believe that it will be able to meet its normal operating costs and expenses from operations.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The sole source of revenue for the Company had been derived from the operation of Casino Padre. On November 6, 2000, the Casino Padre operation was shut down. Accordingly, there were no revenues for the three months ended June 30, 2002 and for the same period of last year.

During the three months ended June 30, 2002, the Company incurred only $17,913 of operating expenses, as compared to $402 of operating expenses for same period for the year 2001.

The above resulted in a net loss of $17,913 for the three months ended June 30, 2002, as compared to a net loss of $402 for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had a working capital deficiency of $771,740, as compared to a deficiency of $759,827 at March 31, 2002. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow as the Company does not presently have any operations.

The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. The loans are not evidenced by promissory notes and there is no fixed date for repayment. At June 30, 2002, $96,602 was owed to Mr. Liberis.

In addition, at June 30, 2002, $29,014 was owed to CSL Development Corporation for past due charter payments and accrued interest thereon. Mr. Liberis is also the President of CSL Development Corporation.

The report of the Company's independent auditors on the financial statements for the year ended March 31, 2002, included an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to the loss incurred for the year ended March 31, 2002 and the working capital deficit and stockholders' deficit existing as of March 31, 2002. The Company must raise additional capital, incur debt, or obtain financing in order to fund operations.

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

  10.2         Management Contract with Casino Padre Investment Company, LLC (1)

  10.3         Lilly Belle lease (1)

  10.4         South Padre Island Sublease and Dockage Agreement (1)

  10.5         Charter Agreement with CSL Development Corporation (1)

   21          Subsidiaries of the Registrant (1)

  EXHIBIT
  NUMBER                DOCUMENT

   99 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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


                                       sureBET Casinos, Inc.
                                       (Registrant)


Date: August 14, 2002                  By:   /s/ CHARLES S. LIBERIS
                                          --------------------------------------
                                            Charles S. Liberis
                                            Chairman of the Board, Chief
                                            Executive Officer and President
                                            (Principal Executive, Financial, and
                                            Accounting Officer)