Form 10QSB
period 2002-09-30
SUREBET CASINOS INC
filed 2002-11-19
CIK 1110654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to _______________

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

            7,889,169 shares of Common Stock, $.001 par value, as of
                               September 30, 2002

 Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                 -----    -----

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.       FINANCIAL INFORMATION

     ITEM 1.  Consolidated Balance Sheets as of September 30, 2002 and
              March 31, 2002                                                   3

              Consolidated Statements of Operations for the three and
              six months ended September 30, 2002 and 2001                     4

              Consolidated Statements of Cash Flows for the three and
              six months ended September 30, 2002 and 2001                     5

              Notes to Consolidated Financial Statements                       6

     ITEM 2.  Management's Discussion and Analysis or Plan of Operation        9

     ITEM 3.  Controls and Procedures                                         10

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                               11

     ITEM 2.  Changes in Securities                                           11

     ITEM 3.  Defaults Upon Senior Securities                                 11

     ITEM 4.  Submission of Matters to a Vote of Security Holders             11

     ITEM 5.  Other Information                                               11

     ITEM 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                    12

                    SUREBET CASINOS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2002 AND MARCH 31, 2002

                                     ASSETS
                                                             SEPT 30, 2002      MARCH 31, 2002
                                                             -------------      --------------
                                                              (Unaudited)
Current assets:
   Cash                                                      $       -          $        -
   Receivables                                                       -                   -
                                                             -------------      --------------
      Total current assets                                           -                   -
                                                             -------------      --------------

Other assets:
   Deposit on claim (Note 3)                                         -                30,000
   Deposit on Colorado casino lease                                  -                   -
                                                             -------------      --------------
      Total other assets                                             -                30,000
                                                             -------------      --------------
                                                             $       -          $     30,000
                                                             =============      ==============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                  $   646,124        $    646,124
   Due to shareholder (Note 4)                                    96,602              86,602
   Due to CSL Development Corporation (Note 4)                    37,084              27,101
                                                             -------------      --------------
      Total current liabilities                                  779,810             759,827
                                                             -------------      --------------

Commitments and contingencies                                        -                   -

Stockholders' deficit:
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                         -                   -
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 7,889,169 shares issued and outstanding           7,889               7,889
   Additional paid-in capital                                  5,569,866           5,569,866
   Accumulated deficit                                        (6,357,565)         (6,307,582)
                                                             -------------      --------------
      Total stockholders' deficit                               (779,810)           (729,827)
                                                             -------------      --------------
                                                             $       -          $     30,000
                                                             =============      ==============

                See notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                                                              Three Months Ended                  Six Months Ended
                                                            2002             2001              2002              2001
                                                       --------------   --------------    --------------    --------------
Revenue:
   Casino revenue                                      $        -       $        -        $        -        $        -
   Ticket sales                                                 -                -                 -                 -
   Food and beverage sales                                      -                -                 -                 -
                                                       --------------   --------------    --------------    --------------
      Total revenue                                             -                -                 -                 -
                                                       --------------   --------------    --------------    --------------

Operating expenses:
   Cost of food and beverage sales                              -                -                 -                 -
   Casino operating costs                                       -                -                 -                 -
   Casino vessel costs                                          -                -                 -                 -
   Sales and marketing                                          -                -                 -                 -
   General and administrative                                 8,070              402            19,983               402
   Write-off of deposit                                      24,000              -              30,000               -
   Legal settlement(Note 3)                                     -                -                 -                 -
   Minority interest in losses                                  -                -                 -                 -
                                                       --------------   --------------    --------------    --------------
      Total operating expenses                               32,070              402            49,983               402
                                                       --------------   --------------    --------------    --------------
      Net loss                                         $    (32,070)    $       (402)     $    (49,983)     $       (402)
                                                       ==============   ==============    ==============    ==============

      Basic net loss per share                         $      (0.00)    $      (0.00)     $      (0.01)     $      (0.00)
                                                       ==============   ==============    ==============    ==============
      Weighted average common shares outstanding          7,889,169        7,889,169         7,889,169         7,889,169
                                                       ==============   ==============    ==============    ==============



          See accompanying notes to consolidated financial statements.
                                        4

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Three and Six Months Ended September 30, 2002 and 2001 (Unaudited)

                                                                     Three Months Ended                     Six Months Ended
                                                                9/30/2002          9/30/2001           9/30/2002         9/30/2001
                                                              -------------      -------------       -------------     -------------
Cash flows from operating activities:
   Net loss                                                   $    (32,070)      $       (402)       $    (49,983)     $       (402)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                  -                  -                   -                 -
         Loss on disposition of assets                                 -                  -                   -                 -
         Minority interest in losses                                   -                                      -
         Legal settlement                                              -                  -                   -                 -
         Write-off of deposit                                       24,000                -                30,000               -
         Changes in operating assets and liabilities:
            Accounts receivable                                        -                  -                   -                 -
            Inventory                                                  -                  -                   -                 -
            Other assets                                               -                  -                   -                 -
            Accounts payable and accrued liabilities                   -                 (402)                -                (402)
                                                              -------------      -------------       -------------     -------------
               Net cash used in operating activities                (8,070)               -               (19,983)              -
                                                              -------------      -------------       -------------     -------------

Cash flows from financing activities:
   Net advances from shareholder                                     8,070                -                19,983               -
   Sale of shares of subsidiary to minority interests                  -                  -                   -                 -
   Sale of common shares                                               -                  -                   -                 -
                                                              -------------      -------------       -------------     -------------
               Net cash provided by financing activities             8,070                -                19,983               -
                                                              -------------      -------------       -------------     -------------

Net decrease in cash and cash equivalents                              -                  -                   -                 -
Cash at beginning of year                                              -                  -                   -                 -
                                                              -------------      -------------       -------------     -------------
Cash at end of year                                           $        -         $        -          $        -        $        -
                                                              =============      =============       =============     =============
Supplemental disclosure:
   Total interest paid                                        $        -         $        -          $        -        $        -
                                                              =============      =============       =============     =============

          See accompanying notes to consolidated financial statements.
                                        5

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED FINANCIAL INFORMATION

              The accompanying unaudited condensed consolidated financial statements of sureBET Casinos Inc. and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B of the U.S. Securities and Exchange Commission. They do not include all of the information and notes required by generally accepted accounting principles for complete corporate financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with these financial statements included in Form 10-KSB. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.


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

              On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC ("Casino Padre"), a Nevada limited liability company. Under the terms of the contract, the Company had an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre. On October 27, 1999, the Company acquired 50 membership units in Casino Padre in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre. The shares were acquired from Charles S. Liberis, the President of the Company. Casino Padre was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of September 30, 2002, the Company owned 74% of Casino Padre. Casino Padre ceased operations on November 6, 2000.

              On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly
         Belle's Casino, an existing casino facility located in Black Hawk, Colorado. Pursuant to the terms of the lease, the Company has an option to purchase the premises. The lease is contingent on the Company receiving approval for the transaction and issuance of regulatory licenses from the Colorado Gaming Commission. The Company canceled its agreement with Black Hawk Hotel Corporation based on its determination that the acquisition was not economically feasible due to increased competition. The Company's application with the Colorado Gaming Commission was withdrawn effective August 7, 2001.

              The Company is currently considered a "public shell" corporation with nominal business operations and is in the process of searching for an operating business with which to negotiate a "reverse merger."


3.       DEPOSIT ON CLAIM

              In March 2000, Newpark Shipbuilding - Pasadena, Inc. ("Newpark") filed a lawsuit against the Company seeking approximately $140,000 for repair work on the M/V Casino Padre. The Company disputed the amount of the claim and has posted a bond in the amount of $140,000 and counterclaimed against Newpark for deceptive trade practices, damages for improper workmanship and damages for delays caused by Newpark. The case has been settled for $100,000 and CSL Development, the vessel owner, was refunded $40,000 that it had posted on behalf of the Company.


4.       RELATED PARTY TRANSACTIONS

              The payable to a principal shareholder included accrued interest at a rate of 12% annually. The Company also owed CSL Development Corporation for past due charter payments, payment of other operating expenses and for accrued interest at 12% annually. Mr. Liberis is also president of CSL Development Corporation.

5.       GOING CONCERN

              The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At September 30, 2002, the Company had a working capital deficiency of $779,810 and an accumulated deficit of $6,357,565. The Company does not believe that it will be able to meet its normal operating costs and expenses from operations.

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

RESULTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

The sole source of revenue for the Company had been derived from the operation of Casino Padre. On November 6, 2000, the Casino Padre operation was shut down. Accordingly, there were no revenues for the six months ended September 30, 2002 and for the same period of last year.

During the six months ended September 30, 2002, the Company incurred $49,983 of operating expenses, as compared to $402 of operating expenses for same period for the year 2001. Of this amount, $30,000 was the write-off of a deposit posted in connection with a lawsuit.

The above  resulted in a net loss of $49,983 for the six months ended  September
30, 2002, as compared to a net loss of $402 for the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had a working capital deficiency of $779,810, as compared to a deficiency of $759,827 at March 31, 2002. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow as the Company does not presently have any operations.

The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. The loans are not evidenced by promissory notes and there is no fixed date for repayment. At September 30, 2002, $96,602 was owed to Mr. Liberis.

In addition, at September 30, 2002, $37,084 was owed to CSL Development Corporation for past due charter payments and accrued interest thereon. Mr. Liberis is also the President of CSL Development Corporation.

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


ITEM 3. CONTROLS AND PROCEDURES.

We have recently evaluated our internal controls. As of November 18, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

      10.2         Management Contract with Casino Padre Investment Company,
                   LLC (1)

      10.3         Lilly Belle lease (1)

      10.4         South Padre Island Sublease and Dockage Agreement (1)

      10.5         Charter Agreement with CSL Development Corporation (1)

       21          Subsidiaries of the Registrant (1)

----------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 0-30263) and incorporated by reference herein.


         (b)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    sureBET Casinos, Inc.
                                    (Registrant)


Date: November 19, 2002             By:   /s/ CHARLES S. LIBERIS
                                       -----------------------------------------
                                          Charles S. Liberis
                                          Chairman of the Board, Chief
                                          Executive Officer and President
                                          (Principal Executive, Financial, and
                                          Accounting Officer)

                                  CERTIFICATION

I, Charles S. Liberis, certify that:

1.       I  have  reviewed  this  quarterly  report  on  Form  10-QSB of sureBET
         Casinos, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 19, 2002

                                         /s/ CHARLES S. LIBERIS
                                     -------------------------------------------
                                     Charles S. Liberis, Principal Executive and
                                            Financial Officer