Form 10QSB
period 2002-12-31
SUREBET CASINOS INC
filed 2003-02-24
CIK 1110654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ________________

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

            7,889,169 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                DECEMBER 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.       FINANCIAL INFORMATION

     ITEM 1.  Consolidated Balance Sheets as of December 31, 2002 and
              March 31, 2002                                                  3

              Consolidated Statements of Operations for the three and
              nine months ended December 31, 2002 and 2001                    4

              Consolidated Statements of Cash Flows for the nine
              months ended December 31, 2002 and 2001                         5

              Notes to Consolidated Financial Statements                      6

     ITEM 2.  Management's Discussion and Analysis or Plan of Operation       9
7

     ITEM 3.  Controls and Procedures                                        10

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                              11

     ITEM 2.  Changes in Securities                                          11

     ITEM 3.  Defaults Upon Senior Securities                                11

     ITEM 4.  Submission of Matters to a Vote of Security Holders            11

     ITEM 5.  Other Information                                              11

     ITEM 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                   12

CERTIFICATIONS                                                               13

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      December 31, 2002 and March 31, 2002

                                     ASSETS
                                                  Dec 31, 2002    March 31, 2002
                                                  ------------    --------------
                                                   (Unaudited)
Current assets:
   Cash                                           $       -       $         -
   Receivables                                            -                 -
                                                  ------------    --------------
      Total current assets                                -                 -
                                                  ------------    --------------

Other assets:
   Deposit on claim (Note 3)                              -              30,000
   Deposit on Colorado casino lease                       -                 -
                                                  ------------    --------------
      Total other assets                                  -              30,000
                                                  ------------    --------------
                                                  $       -       $      30,000
                                                  ============    ==============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities       $   646,124     $     646,124
   Due to shareholder (Note 4)                         96,602            86,602
   Due to CSL Development Corporation (Note 4)         37,084            27,101
                                                  ------------    --------------
      Total current liabilities                       779,810           759,827
                                                  ------------    --------------

Commitments and contingencies                             -                 -


Stockholders' deficit:
   Preferred stock, $.01 par value, 500,000
     shares authorized, none issued and outstanding       -                 -
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 7,889,169 shares issued and
     outstanding                                        7,889             7,889
   Additional paid-in capital                       5,569,866         5,569,866
   Accumulated deficit                             (6,357,565)       (6,307,582)
                                                  ------------    --------------
      Total stockholders' deficit                    (779,810)         (729,827)
                                                  ------------    --------------
                                                  $       -       $      30,000
                                                  ============    ==============



                 See notes to consolidated financial statements.
                                        3

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Three and Nine Months Ended December 31, 2002 and 2001 (Unaudited)


                                                              Three Months Ended                   Nine Months Ended
                                                              2002             2001               2002             2001
                                                        --------------   --------------     --------------   --------------
Revenue:
   Casino revenue                                       $        -       $        -         $        -       $        -
   Ticket sales                                                  -                -                  -                -
   Food and beverage sales                                       -                -                  -                -
                                                        --------------   -------------     ---------------   --------------
      Total revenue                                              -                -                  -                -
                                                        --------------   -------------     ---------------   --------------

Operating expenses:
   Cost of food and beverage sales                               -                -                  -                -
   Casino operating costs                                        -                -                  -                -
   Casino vessel costs                                           -                -                  -                -
   Sales and marketing                                           -                -                  -                -
   General and administrative                                    -                402             19,983              402
   Write-off of deposit                                          -                -               30,000              -
   Legal settlement(Note 3)                                      -                -                  -                -
   Minority interest in losses                                   -                -                  -                -
                                                        --------------   -------------     ---------------   --------------
      Total operating expenses                                   -                402             49,983              402
                                                        --------------   -------------     ---------------   --------------
      Net loss                                          $        -       $       (402)     $     (49,983)    $       (402)
                                                        ==============   =============     ===============   ==============

      Basic net loss per share                          $        -       $         (0)     $          (0)    $         (0)
                                                        ==============   =============     ===============   ==============
      Weighted average common shares outstanding           7,889,169        7,889,169          7,889,169        7,889,169
                                                        ==============   =============     ===============   ==============



          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended December 31, 2001 and 2002 (Unaudited)

                                                                    NINE MONTHS ENDED
                                                             12/31/2002           12/31/2001
                                                           --------------       --------------
Cash flows from operating activities:
   Net loss                                                $     (49,983)       $        (402)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                  -                    -
         Loss on disposition of assets                                 -                    -
         Minority interest in losses                                   -                    -
         Legal settlement                                              -                    -
         Write-off of deposit                                     30,000                    -
         Changes in operating assets and liabilities:
            Accounts receivable                                        -                    -
            Inventory                                                  -                    -
            Other assets                                               -                    -
            Accounts payable and accrued liabilities                   -                  402
                                                           --------------       --------------
               Net cash used in operating activities             (19,983)                   -
                                                           --------------       --------------

Cash flows from financing activities:
   Net advances from shareholder                                  19,983                    -
   Sale of shares of subsidiary to minority interests                  -                    -
   Sale of common shares                                               -                    -
                                                           --------------       --------------
               Net cash provided by financing activities          19,983                    -
                                                           --------------       --------------

Net decrease in cash and cash equivalents                              -                    -
Cash at beginning of year                                              -                    -
                                                           --------------       --------------
Cash at end of year                                        $           -        $           -
                                                           ==============       ==============

Supplemental disclosure:
   Total interest paid                                     $           -        $           -
                                                           ==============       ==============

          See accompanying notes to consolidated financial statements.
                                        5

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED FINANCIAL INFORMATION

             The accompanying unaudited condensed consolidated financial statements of sureBET Casinos Inc. and its majority-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B of the U.S. Securities and Exchange Commission. They do not include all of the information and notes required by generally accepted accounting principles for complete corporate financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended March 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with these financial statements included in Form 10-KSB. In the opinion of management, all adjustments consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.


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


             On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC ("Casino Padre"), a Nevada limited liability company. Under the terms of the contract, the Company had an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre. On October 27, 1999, the Company acquired 50 membership units in Casino Padre in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre. The shares were acquired from Charles S. Liberis, the President of the Company. Casino Padre was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of December 31, 2002, the Company owned 74% of Casino Padre. Casino Padre ceased operations on November 6, 2000.


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

5.       GOING CONCERN


             The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2002, the Company had a working capital deficiency of $779,810 and an accumulated deficit of $6,357,565. The Company does not believe that it will be able to meet its normal operating costs and expenses from operations.

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

RESULTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

The sole source of revenue for the Company had been derived from the operation of Casino Padre. On November 6, 2000, the Casino Padre operation was shut down. Accordingly, there were no revenues for the nine months ended December 31, 2002 and for the same period of last year.

During the nine months ended December 31, 2002, the Company incurred $49,983 of operating expenses, as compared to $402 of operating expenses for same period for the year 2002. Of this amount, $30,000 was the write-off of a deposit posted in connection with a lawsuit.

The above  resulted in a net loss of $49,983 for the nine months ended  December
31, 2002, as compared to a net loss of $402 for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had a working capital deficiency of $779,810, as compared to a deficiency of $759,827 at March 31, 2002. The Company does not believe that it will be able to meet its normal operating costs and expenses from management fees and cash flow as the Company does not presently have any operations.

The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. The loans are not evidenced by promissory notes and there is no fixed date for repayment. At December 31, 2002, $96,602 was owed to Mr. Liberis.

In addition, at December 31, 2002, $37,084 was owed to CSL Development Corporation for past due charter payments and accrued interest thereon. Mr. Liberis is also the President of CSL Development Corporation.

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


ITEM 3. CONTROLS AND PROCEDURES.

We have recently evaluated our internal controls. As of February 19, 2003, there were no significant corrective actions taken by us or other changes made to these internal controls. Our management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

   10.2       Management Contract with Casino Padre Investment Company, LLC (1)

   10.3       Lilly Belle lease (1)

   10.4       South Padre Island Sublease and Dockage Agreement (1)

   10.5       Charter Agreement with CSL Development Corporation (1)

    21        Subsidiaries of the Registrant (1)

  EXHIBIT
   NUMBER     DOCUMENT

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB (File No. 0-30263) and incorporated by reference herein.


         (b)      Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        sureBET Casinos, Inc.
                                        (Registrant)


Date: February 24, 2003                 By: /s/ CHARLES S. LIBERIS
                                           -------------------------------------
                                            Charles S. Liberis
                                            Chairman of the Board, Chief
                                            Executive Officer and President
                                            (Principal Executive, Financial, and
                                            Accounting Officer)

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

Date:    February 24, 2003

                                       /s/ CHARLES S. LIBERIS
                                       -----------------------------------------
                                       Charles S. Liberis, Principal Executive
                                       and Financial Officer