Form 10KSB
period 2003-03-31
SUREBET CASINOS INC
filed 2003-08-25
CIK 1110654

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the Fiscal Year Ended March 31, 2003

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

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for the fiscal year ended March 31, 2003: $-0-

Aggregate market value of the registrant's common stock held by non-affiliates as of July 8, 2003: APPROXIMATELY $36,283.

Number of shares of the registrant's common stock outstanding: 7,889,169 as of July 8, 2003.

Transitional Small Business Disclosure Format (check one):  Yes/  /  No/X/

                                     PART I

ITEM 1.                    DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------


         sureBET Casinos, Inc. ("the Company") is a corporation organized under the laws of the State of Utah on June 13, 1985. Although the Company has been in existence since June 1985, it changed its business strategy in 1999 to enter into the casino business. The Company intended to develop, acquire, joint venture, manage, and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that were underperforming financially. The Company's operations were conducted through a subsidiary, Casino Padre Investment Company, LLC, a Nevada limited liability company, from November 1999 to November 2000. The LLC ceased operations in November 2000 and no longer exists.

         The Company is currently considered a "public shell" corporation with no active business operations and is in the process of searching for an operating business with which to merge or to acquire. The Company is an Over the Counter Bulletin Board stock trading under the symbol "SBET".

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

         On May 12, 1999, the Company entered into an Agreement to Exchange Common Stock with U.S. Gaming & Leisure Corp. ("USGL"). Pursuant to the agreement with USGL, the Company was to issue 6,000,000 new common shares to shareholders of USGL for 100% of the outstanding shares of USGL. This transaction was never consummated.

         On June 7, 1999, there was a change in the Board of Directors of the Company. The new board changed the Company's business strategy and decided to enter into the casino business. On June 24, 1999, the Articles of Incorporation of the Company were amended to change the name of the Company to sureBET Casinos, Inc.

         Under the direction of its new management, the Company intended to develop, acquire, joint venture, manage, and operate gaming establishments with an initial focus on water-based gaming, the emerging gaming markets, and the rehabilitation and reorganization of casinos that were underperforming financially.

         On October 1, 1999, the Company entered into a Management Contract with Casino Padre Investment Company, LLC, a Nevada limited liability company. Under the terms of the contract, the Company had an exclusive agreement to operate the gaming ship M/V Entertainer and the gaming operations located on the ship on behalf of and for the account of Casino Padre Investment Company, LLC.

         On October 27, 1999, the Company acquired 50 membership units in Casino Padre Investment Company LLC in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre Investment Company LLC. The shares were acquired from Charles S. Liberis, the President of the Company. The LLC was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. The LLC ceased operations on November 6, 2000. The charter on the M/V
Entertainer has been terminated and the LLC no longer exists. See Item 12. Certain Relationships and Related Transactions.

         On December 20, 1999, the Company entered into an agreement with Black Hawk Hotel Corporation, an unaffiliated entity, to lease Lilly Belle's Casino, an existing casino facility located in Black Hawk, Colorado. The Company later canceled the lease based on the determination that increased competition impaired economic feasibility of the proposed venture.

         The Company issued 200,000 common shares valued at $200,000 as a deposit on the lease. Lilly Belle's Casino filed for bankruptcy in November 2001. The common shares that were issued are being held in escrow and the Company is currently negotiating to receive the shares back. Due to this uncertainty, the deposit was written off during the year ended March 31, 2002. See Item 6. Management's Discussion and Analysis or Plan of Operation.

EMPLOYEES

         As of July 15, 2003, the Company is inactive and has no employees.

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


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------


         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------


         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

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


FISCAL QUARTER ENDED                         HIGH BID              LOW BID
June 30, 2001.....................               -                    -
September 30, 2001................            $ 0.01                $ 0.01
December 31, 2001.................            $ 0.30                $ 0.01
March 31, 2002....................            $ 0.10                $ 0.03
June 30, 2002.....................            $ 0.03                $ 0.01
September 30, 2002................            $ 0.02                $ 0.01
December 31, 2002.................            $ 0.01                $ 0.01
March 31, 2003....................            $ 0.01                $ 0.00
June 30, 2003.....................            $ 0.01                $ 0.00

         As of July 15, 2001, there were 291 record holders of the Company's Common Stock. On August 11, 2003, the closing bid price was $0.01. Since the Company's inception, no cash dividends have been declared on the Company's Common Stock.

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

         In November 1999, the Company commenced operations in the casino business. The sole source of revenue for the Company through the fiscal year ended March 31, 2001 was derived from the operation of Casino Padre. Casino Padre began operations on November 18, 1999 and ceased operations on November 6, 2000.

RESULTS OF OPERATIONS

         The Company has not generated any revenues for the fiscal years ended March 31, 2003 and 2002.

         For the year ended March 31, 2003, the Company incurred a net operating loss of $51,405, as compared to a net operating loss of $356,486 for the year ended March 31, 2002.

         For the year ended March 31, 2003, general and administrative expenses, consisting primarily of audit fees, legal fees, and transfer agent fees, were $21,405. This represents a decrease of $25,081 or 54% from the previous year. In addition, the Company wrote off a $30,000 deposit during the 2003 fiscal year. In March 2000, Newpark Shipbuilding - Pasadena, Inc. ("Newpark") filed a lawsuit against the Company seeking approximately $140,000 for repair work on the M/V Casino Padre. The Company disputed the amount of the claim and posted a bond in the amount of $140,000. The case has been settled for $100,000 and CSL Development, the vessel owner, was refunded $40,000 that it had posted on behalf of the Company.

         General and administrative expenses for the year ended March 31, 2002, totaled $46,486. In fiscal 2002, the Company wrote off a deposit of $200,000 on the Black Hawk casino lease and recognized $110,000 as a legal settlement expense in connection with the Newpark Shipping - Pasadena claim.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had a working capital deficiency of $781,232, as compared to a deficiency of $759,827 at March 31, 2002. The Company does not believe that it will be able to meet its normal operating costs and expenses as the Company does not presently have any operations.

         The Company has been dependent upon loans from its principal shareholder and President, Charles Liberis. The loans are not evidenced by promissory notes and there is no fixed date for repayment. At March 31, 2003, $86,602 was owed to Mr. Liberis.

         In addition, at March 31, 2003, $48,506 was owed to CSL Development Corporation for past due charter payments, payments of Company operating expenses, and accrued interest thereon. Mr. Liberis is also the President of CSL Development Corporation.

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

         The Company's financial condition has not improved since that audit report was issued. Accordingly, the going concern issue still applies to the Company.

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


ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------

         The consolidated financial statements and notes are included herein beginning at page F-1. The financial statements as of and for the year ended March 31, 2003 were not audited in reliance on Rule 3-11 of Regulation S-X, since the Company is deemed to be an inactive entity under that rule. For the past fiscal year, the Company's gross receipts do not exceed $100,000, the Company has not purchased, sold, or granted options on its common stock, the Company's expenditures do not exceed $100,000, and no material change in the Company's business has occurred.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------------------------------------------------------------------------------

         The officers and directors of the Company are as follows:

NAME                         Age            POSITION

Charles S. Liberis           61             Chairman of the Board of Directors,
                                            President, Chief Operating Officer

Michael Georgilas            49             Director

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

         We do not have any standing audit, nominating, or compensation committees of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended March 31, 2003, there were no other known failures to file a report required by Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining a business opportunity for the Company. We expect to adopt a code by the end of the current fiscal year.


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

                                            SUMMARY COMPENSATION TABLE


                                      ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                         --------------------------------------------- ------------------------------------------
                                                                                  AWARDS               PAYOUTS
                                                                       ----------------------------  ------------
                                                                         RESTRICTED    SECURITIES
  NAME AND                                             OTHER ANNUAL        STOCK       UNDERLYING                  ALL OTHER
  PRINCIPAL                                            COMPENSATION       AWARD(S)      OPTIONS/         LTIP       COMPEN-
  POSITION       YEAR     SALARY ($)    BONUS ($)          ($)              ($)         SARS (#)       PAYOUTS     SATION ($)
-------------  --------- ------------  ------------ ------------------ -------------- -------------  ------------ ------------
Charles S.       2001       $0.00         $0.00           $0.00            $0.00            0             0          $0.00
Liberis,         2002       $0.00         $0.00           $0.00            $0.00            0             0          $0.00
President        2003       $0.00         $0.00           $0.00            $0.00            0             0          $0.00
(1)<F1>

---------------

(1)<F1> Charles S. Liberis has been the President of the Company since July 8, 1999.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of March 31, 2003:

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
  (3 persons)

---------------

(1)<F1> This table is based on 7,889,169 shares of Common Stock outstanding on March 31, 2003.

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

         On October 1, 1999, Casino Padre Investment Company LLC entered into a Charter Agreement to charter the vessel, "MV Entertainer", and the equipment associated therewith, pursuant to a Charter Agreement (the "Charter Agreement") with CSL Development Corporation (CSLD). The initial charter period was for five
(5) years commencing on October 1, 1999. The Charter Agreement was terminated. At March 31, 2003, $48,506 was owed to CSLD for past due charter payments, payment of other operating expenses and for accrued interest at 12% annually.

         Since May 31, 1999, Charles Liberis, the President of the Company, had advanced funds to the Company as necessary to cover operating expenses. The loans are not evidenced by promissory notes. There is no fixed date for repayment. At March 31, 2003, $86,602 was owed to Mr. Liberis.

         The Company's administrative offices are located in 1,996 square feet of office space in Pensacola, Florida, that is owned by Charles S. Liberis, the Company's Chairman of the Board of Directors, Chief Executive Officer and principal stockholder. The Company pays no rent for the space.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

         The following exhibits are included with this annual report:


   EXHIBIT
   NUMBER                              DOCUMENT

     2.1        Agreement to Exchange Common Stock with U.S. Gaming & Leisure
                Corp. (1)

     3.1        Articles of Incorporation, as amended (1)

   EXHIBIT
   NUMBER                              DOCUMENT

     3.2        Bylaws, as amended (1)

     21         Subsidiaries of the Registrant (1)

     31         Certification Pursuant to Rule 13a-14(a) of Sole Officer

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sole Officer

     -----------------------
     (1) Previously filed as an exhibit to the Company's Registration Statement on Form 10-SB dated April 10, 2000 and incorporated by reference herein.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 14. CONTROLS AND PROCEDURES.
--------------------------------------------------------------------------------

         The Company's sole officer believes that its disclosure controls and procedures are adequate given the fact that the Company is currently an inactive entity, as defined by Rule 3-11 of Regulation S-X. Should the Company increase its level of activity and increase its cash flow, additional controls and procedures will be implemented. The delinquency of this report is due to a lack of funds, as opposed to inadequate controls and procedures.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------------------------------------------------------------------------------

AUDIT FEES

         For the 2002 fiscal year, fees billed by the Company's principal accountant for the audit of the Company's annual financial statements were $5,000. The Company did not have its financial statements for the 2003 fiscal year audited.

AUDIT-RELATED FEES

         The Company's principal accountant did not render any audit-related services for the last two fiscal years.

TAX FEES

         The Company's principal accountant did not render any services for tax compliance, tax advice, and tax planning for the last two fiscal years.

ALL OTHER FEES

         There were no other fees billed by the Company's principal accountant for the last two fiscal years, other than the fees disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

         The Company does not have an audit committee of its board of directors. Prior to engaging the principal accountants to perform a particular service, the board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUREBET CASINOS, INC.


Date:    August 22, 2003                By:  /s/ CHARLES S. LIBERIS
      -------------------------            -------------------------------------
                                               Charles S. Liberis, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                                           DATE


/s/ CHARLES S. LIBERIS                                  August 22, 2003
-------------------------------------------
Carles S. Liberis
Chairman of the Board of Directors,
President and Chief Operating Officer
(Principal Executive, Financial and
Accounting Officer)


/s/ MICHAEL GEORGILAS                                  August 22, 2003
-------------------------------------------
Michael Georgilas
Director

                      SUREBET CASINOS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Balance Sheets as of March 31, 2003 and 2002...................F-2

Consolidated Statements of Operations
         for the Years Ended March 31, 2003 and 2002........................F-3

Consolidated Statements of Changes in Stockholders' Deficit
         for the Years Ended March 31, 2003 and 2002........................F-4

Consolidated Statements of Cash Flows
         for the Years Ended March 31, 2003 and 2002........................F-5

Notes to Consolidated Financial Statements..................................F-6

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2003 and 2002

                                     ASSETS

                                                                      2003                2002
                                                               -----------------  -------------------
                                                                   (Unaudited)
Current assets:
   Cash                                                        $        -         $          -
   Receivables                                                          -                    -
                                                               -----------------  -------------------
      Total current assets                                              -                    -
                                                               -----------------  -------------------

Other assets:
   Deposit on claim (Note 5)                                            -                 30,000
   Deposit on Colorado casino lease (Note 5)                            -                    -
                                                               -----------------  -------------------
      Total other assets                                                -                 30,000
                                                               -----------------  -------------------
                                                               $        -         $       30,000
                                                               =================  ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                    $    646,124       $      646,124
   Due to shareholder (Note 6)                                       86,602               86,602
   Due to CSL Development Corporation (Notes 5 and 6)                48,506               27,101
                                                               -----------------  -------------------
      Total current liabilities                                     781,232              759,827
                                                               -----------------  -------------------

Commitments and contingencies (Note 5)                                  -                    -

Stockholders' deficit:
   Preferred stock, $.01 par value, 500,000 shares
     authorized, none issued and outstanding                            -                    -
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 7,889,169 shares issued and outstanding              7,889                7,889
   Additional paid-in capital                                     5,569,866            5,569,866
   Accumulated deficit                                           (6,358,987)          (6,307,582)
                                                               -----------------  -------------------
      Total stockholders' deficit                                  (781,232)            (729,827)
                                                               -----------------  -------------------
                                                               $        -         $       30,000
                                                               =================  ===================



                See notes to consolidated financial statements.

                       SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended March 31, 2003 and 2002



                                                       2003             2002
                                                   ------------    -------------
                                                    (Unaudited)
Revenue:
   Casino revenue                                  $        -      $        -
   Ticket sales                                             -               -
   Food and beverage sales                                  -               -
                                                   ------------    -------------
      Total revenue                                         -               -
                                                   -------------   -------------

 Operating expenses:
   Cost of food and beverage sales                          -               -
   Casino operating costs                                   -               -
   Casino vessel costs                                      -               -
   Sales and marketing                                      -               -
   General and administrative                            21,405          46,486
   Write-off of deposit (Note 5)                         30,000         200,000
   Legal settlement (Note 5)                                            110,000
   Minority interest in losses                              -               -
                                                   -------------   -------------
      Total operating expenses                           51,405         356,486
                                                   -------------   -------------
      Net loss                                     $    (51,405)   $   (356,486)
                                                   =============   =============

      Basic net loss per share                     $      (0.01)   $      (0.05)
                                                   =============   =============
      Weighted average common shares outstanding      7,889,169       7,889,169
                                                   =============   =============



          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended March 31, 2003 and 2002
                                  (Unaudited)



                                           COMMON STOCK               ADDITIONAL
                                  ------------------------------        PAID-IN        ACCUMULATED
                                       SHARES          AMOUNT           CAPITAL          DEFICIT           TOTAL
                                  ---------------  -------------   ----------------  ----------------  --------------
 Balance, March 31, 2001              7,889,169    $      7,889     $   5,569,866    $   (5,951,096)   $   (373,341)

 Net loss                                   -               -                 -            (356,486)       (356,486)
                                  ---------------  -------------   ----------------  ----------------  --------------
 Balance, March 31, 2002              7,889,169           7,889         5,569,866        (6,307,582)       (729,827)

 Net loss                                   -               -                 -             (51,405)        (51,405)
                                  ---------------  -------------   ----------------  ----------------  --------------
 Balance, March 31, 2003              7,889,169    $      7,889    $    5,569,866    $   (6,358,987)   $   (781,232)
                                  ===============  =============   ================  ================  ==============



          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2003 AND 2002



                                                                      2003                2002
                                                                ----------------    ---------------
                                                                   (Unaudited)

Cash flows from operating activities:
   Net loss                                                     $       (51,405)    $     (356,486)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                       -                  -
         Loss on disposition of assets                                      -                  -
         Minority interest in losses                                        -                  -
         Legal settlement                                                   -              110,000
         Write-off of deposit                                            30,000            200,000
         Changes in operating assets and liabilities:                       -
            Accounts receivable                                             -               15,630
            Inventory                                                       -                  -
            Other assets                                                    -                  -
            Accounts payable and accrued liabilities                        -               30,856
                                                                ----------------    ---------------
               Net cash provided by operating activities                (21,405)               -
                                                                ----------------    ---------------

Cash flows from financing activities:
   Net advances from shareholder                                         21,405                -
   Sale of shares of subsidiary to minority interests                       -                  -
   Sale of common shares                                                    -                  -
                                                                ----------------    ---------------
               Net cash used in financing activities                     21,405                -
                                                                ----------------    ---------------

Net decrease in cash and cash equivalents                                   -                  -

Cash at beginning of year                                                   -                  -
                                                                ----------------    ---------------

Cash at end of year                                             $           -       $          -
                                                                ================    ===============


Supplemental disclosure:
   Total interest paid                                          $           -       $          -
                                                                ================    ===============



          See accompanying notes to consolidated financial statements.

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

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

       M/Ventertainer (name changed in April 2000 to M/V Casino Padre) and the gaming operations located on the ship on behalf of and for the account of Casino Padre. On October 27, 1999, the Company acquired 50 membership units in Casino Padre in exchange for 5,000,000 shares of the common stock of the Company. Immediately following the transaction, the Company owned 83% of Casino Padre. The shares were acquired from Charles S. Liberis, the President of the Company. Casino Padre was formed on September 14, 1999 and at the time of the acquisition, was still in a developmental stage. Casino Padre commenced operations on November 18, 1999. As of March 31, 2003, the Company owns 74% of Casino Padre. Casino Padre ceased operations on November 6, 2000.

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

       The Company has suffered continuing net losses from operations and its working capital deficit and stockholders' deficit raise substantial doubt about its ability to continue as a going concern as of March 31, 2003. As explained in Note 1, without a merger partner or acquisition of operating assets, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

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

3.     INCOME TAXES

       At March 31, 2003, the Company had net operating loss carryforwards totaling approximately $6,270,000 available to reduce future taxable income through the year 2014. Due to changes in control of the Company, these carryforwards are generally limited on an annual basis.

       Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

       Deferred tax assets are comprised of the following:

                                                         March 31,
                                                 2003                 2002
                                             ------------         -------------
       Net operating loss carryforwards      $  2,116.200         $   2,114,800
         Valuation Allowance                   (2,116,200)           (2,114,800)
                                             ------------         -------------
               Net deferred tax asset        $      -             $       -
                                             -------------        -------------

       The Company has recorded a full valuation allowance against all deferred tax assets because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

4.     COMMON STOCK

       At March 31, 2000, the Company issued 200,000 shares valued at $200,000 as a deposit for a lease on a casino in Colorado (see Note 5).

       In February 2000, the Company entered into subscription agreements with two individuals for the purchase of an aggregate of 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at $.687 per share for a period of five years. The purchase price of the units is $.6525 per share. The individuals purchased an aggregate of 59,428 units in March 2000; therefore, there exist 59,428 warrants to purchase common shares outstanding at March 31, 2003

                      SUREBET CASINOS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     CONTINGENT LIABILITIES

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

       LITIGATION

       In March 2000, Newpark Shipbuilding - Pasadena, Inc. ("Newpark") filed lawsuit against the Company seeking approximately $140,000 for repair work on the M/V Casino Padre. The Company disputed the amount of the claim and posted a bond in the amount of $140,000. The case has been settled for $100,000 and CSL Development, the vessel owner, was refunded $40,000 that it had posted on behalf of the Company.

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